Form 10-K
period 2007-12-31
Barrington Broadcasting Capital Corp.; Barrington Broadcasting Group LLC
filed 2008-03-27
CIK 1377970, 1377972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-140510

Barrington Broadcasting Group LLC

Barrington Broadcasting Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-4841532 20-5172909
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2500 W. Higgins Road, Suite 155
Hoffman Estates, Illinois	60169
(Address of principal executive offices)	(Zip Code)

847-884-1877

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 29, 2008, there was one limited liability company unit of Barrington Broadcasting Group LLC outstanding and 100 shares of common stock of Barrington Broadcasting Capital Corporation outstanding.

Documents incorporated by reference: None

BARRINGTON BROADCASTING GROUP LLC

BARRINGTON BROADCASTING CAPITAL CORPORATION

ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report on Form 10-K are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

•      our significant amount of debt;

•      our ability to maintain our network affiliations;

•      our ability to generate advertising revenues;

•      cyclical or other trends in advertising spending;

•      the regulatory environment for our industry;

•      competition in the our markets; and

•      our ability to integrate recent and future acquisitions of television stations and achieve certain anticipated cost savings.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the section entitled “Risk Factors” in this Annual Report and elsewhere in this Annual Report.  You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission, or SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K,
10-Q and 8-K.

i

PART I

As used in this Annual Report, the term “Issuers” refers to Barrington Broadcasting Group LLC, a Delaware limited liability company, or Barrington Group, and Barrington Broadcasting Capital Corporation, a Delaware corporation, or Barrington Capital; the term “Barrington Corporation” refers to Barrington Broadcasting Corporation, a Delaware corporation, and its consolidated subsidiaries prior to the merger of Barrington Broadcasting Corporation with Barrington Group; and unless the context otherwise requires, the terms “we,” “us”, “our” or similar terms refer to Barrington Group and its consolidated subsidiaries.

ITEM 1.                                                     Business.

Company Overview

We are a television broadcasting company focused on smaller markets across the United States. We own or program 21 network television stations, many of which have leading positions in 15 geographically diverse, smaller markets. In 10 of our 15 markets, we operate a station ranked #1 or #2 in audience share, and two-thirds of our stations have a top three market share. All of our stations are affiliated with national television networks—six with NBC, four with ABC, three with CBS, three with FOX and five with CW. In the markets where we operate a CW station, we operate duopolies.

We believe smaller markets are more attractive than larger markets. Our stations are located in markets that rank between the 66th and 199th largest in the United States. As a result of our small market focus, our stations are able to achieve greater audience share, higher advertising rates relative to their market size and lower programming costs than stations in larger markets.

We have acquired stations where we have identified opportunities to improve revenue generation and implement cost controls. We believe our expertise in operating stations in smaller markets will allow us to increase local revenues generated by the acquired stations as well as to reduce costs at these stations.

Our Small Market Focus

We believe smaller markets offer significant growth opportunities for television broadcasting companies. Traditional competitive local media, like Yellow Pages directories and newspapers, have experienced substantial declines in usage by both local and national advertisers. Local television is a cost effective substitute for these advertising dollars and has proven to be more efficient as well. In addition, small market rates for advertising time on television are more affordable to local advertisers than television advertising rates within larger markets. The coverage areas of smaller market television stations better fit the business trading areas of local advertisers than the coverage areas of television stations within the top 50 markets. New production and provisioning technologies allow smaller businesses to finally take advantage of television advertising in smaller markets.

Competitive Strengths

We believe that the following competitive strengths allow us to successfully operate in smaller markets:

Leading Positions Within Our Local Markets.  Our leading positions in the markets we serve enable us to effectively sell advertising to local businesses. In 14 of our 15 markets, we have a local newscast that is ranked #1 or #2, and in ten of our markets we operate the #1 or #2 ranked station as measured by audience share. In addition to our strong rankings, we believe that our unique local content, identifiable local personalities and deep-rooted community presence give us an advantage when competing for local advertising revenues, which we believe are more stable than national advertising revenues. Furthermore, the leading syndicated programs our stations typically carry allow us to enhance our local brand. Lastly, our current duopoly position in five of our markets includes a CW network-affiliated station that complements its primary station’s demographic by targeting viewers in the 18 to 34 age group.

Limited Competition Within Our Markets.  We operate in markets ranked 66 to 199. Generally, in these smaller markets, there are a limited number of competing television stations and other alternatives for advertisers to effectively reach a broad audience. In seven of our 15 markets, we compete with four or fewer other stations. In addition, we believe that the reduced costs of producing television commercials, together with declining cable penetration and diminished effectiveness of print advertising, have and will continue to enhance the attractiveness of television advertising relative to other forms of advertising in our markets. Furthermore, with fewer competing television stations, we face less competition for syndicated programming, which enables us to have high quality programming while spending less than 4% of our 2007 gross revenues on programming versus approximately 9% for the average network-affiliated television station in 2006 which is the most recent industry information available.

Diverse Operations.  We believe our operations are well diversified and are not dependent on any specific market, station or network. We operate 21 stations in 15 distinct markets across 14 states.  No single market accounted for more than 14% of our 2007 net revenues. Our primary stations are affiliated with all four major networks with no network group accounting for more than approximately 38% of our 2007 net revenues.

Growing Local Advertising Base.  Due to the reduced costs of producing television commercials, we believe that our stations now appeal to an incremental advertising base that was historically unable to afford local television advertising. We believe that tapping into this expanding base of potential advertisers will enable our stations to increase gross revenues by increasing the amount of television commercials produced within our stations and the competition for airtime sold to local advertisers for such commercials.

Ability to Deleverage.  We believe our strong cash flow, minimal cash payments for taxes, and low working capital requirements will allow us to reduce leverage. We have substantially completed our expenditures relating to our stations’ required conversion to digital transmission.

Experienced Management Team and Equity Sponsor.  With an average of more than 25 years of experience in managing television stations in smaller markets, our management team has significant expertise in integrating acquisitions and improving operations at stations similar to our stations. Our management team is led by K. James Yager, who has 47 years of television experience with network-affiliated television stations serving smaller markets. He serves on the Board of Directors of the National Association of Broadcasters, or the NAB, and is a former Chairman of the Radio and Television Boards of the NAB; he is a member of the Broadcast Music Board of Directors and has testified numerous times before congressional committees regarding various broadcasting issues. Chris Cornelius, our Chief Operating Officer, has 24 years of television management experience and serves on the NBC Affiliate Board of Directors. Warren Spector, our Chief Financial Officer, has 21 years of television experience, having served as Chief Financial Officer of Retlaw Enterprises before the sale of its television broadcasting assets to Fisher Communications where he served as Chief Operating Officer. The principals of our equity sponsor, Pilot Group, add significant media experience, as they have operated radio stations in larger and smaller markets and have held positions with AOL Time Warner, ABC, NBC, CBS and MTV.

Our Strategy

The primary aspects of our strategy include the following:

Capitalize on Strong Local Presence.  We expect to maintain strong local brands and market presence at our stations by continuing to provide programming focused on local news, community affairs and local events. We believe that these efforts will increase local viewership and allow us to effectively meet the needs of our communities and local advertisers.

Focus on Local Advertising.  We believe local advertising is a more stable source of revenues than national advertising.  Declining commercial production costs have made television advertising more attractive to potential local advertisers within our markets.  To target these local advertisers, we employ high quality sales teams with significant expertise in their respective markets.  We plan to increase local revenues at our stations by continuing to focus on selling directly to local advertisers and capturing a greater share of all market advertising expenditures.

Implement Cost Reduction Initiatives.  We continue to use our expertise and scale in operating smaller market stations to implement cost savings initiatives at our stations. We will continue to emphasize strict cost controls with a focus on minimizing operating and programming expenses.

Leverage Stations for Internet Dissemination.  By employing unique, local-based content and leveraging our established brands, we plan to further develop local web portals with minimal capital expenditures. We believe providing valuable local content and cross promotion across our television stations and Internet sites will drive advertising revenues and customer usage. We plan to expand our reach with user created content that is specific to our local markets.

Selectively Pursue Acquisitions in Smaller Markets.  We believe our television station portfolio has reached our target scale. As a result, we plan to only selectively pursue additional acquisitions, primarily in smaller markets where we can realize benefits through shared infrastructure and personnel.

Our Stations

The following table sets forth information about our stations.

Market Rank	Market	Station	Network Affiliation	Network Affiliation Agreement Expiration Date	Station Rank(1)	No. of Stations in Market(2)	FCC License Expiration Date
66	Flint/Saginaw/Bay City, MI	WEYI	NBC	December 2015	3	5	October 2013
66	Flint/Saginaw/Bay City, MI	WBSF	CW	August 2016	5	5	October 2013
72	Toledo, OH	WNWO	NBC	December 2015	3	5	October 2013
80	Syracuse, NY	WSTM	NBC	December 2015	2	6	June 2015
80	Syracuse, NY	WSTQ(4)	CW	August 2011	6	6	June 2015
81	Columbia, SC	WACH	FOX	June 2009	4	5	December 2012
88	Harlingen/Weslaco/McAllen/ Brownsville, TX	KGBT	CBS	December 2013	2	4 (3)	August 2014

Market Rank	Market	Station	Network Affiliation	Network Affiliation Agreement Expiration Date	Station Rank(1)	No. of Stations in Market(2)	FCC License Expiration Date
93	Colorado Springs, CO	KXTU(4)	CW	August 2011	5	5	April 2014
93	Colorado Springs/Pueblo, CO	KXRM	FOX	June 2009	4	5	April 2014
103	Myrtle Beach/Florence, SC	WPDE	ABC	December 2013	2	4	December 2012
103	Myrtle Beach/Florence, SC	WWMB(5)	CW	August 2016	4	4	December 2012
116	Traverse City/Cadillac, MI	WPBN/ WTOM	NBC	December 2015	2	4	October 2013
117	Peoria/Bloomington, IL	WHOI	ABC	December 2009	3	6	December 2013
131	Amarillo, TX/Clovis, NM	KVII	ABC	August 2013	2	5	August 2014
131	Amarillo, TX/Clovis, NM	KVIH	CW	August 2008	5	5	October 2014
137	Columbia/Jefferson City, MO	KRCG	CBS	June 2015	1	6	February 2014
146	Albany, GA	WFXL	FOX	June 2009	2	4	April 2013
171	Quincy, IL/Hannibal, MO/ Keokuk, IA	KHQA	CBS	June 2015	1	3	February 2014
179	Marquette, MI	WLUC	NBC	December 2015	1	4	October 2013
199	Kirksville, MO/Ottumwa, IA	KTVO	ABC	December 2013	1	2	February 2014

(1)	Based on Nielsen Media Research data for the February, May, July, and November 2007 rating periods, Sunday to Saturday, 6 a.m. to 2 a.m.
(2)	Based on Nielsen Media Research data for stations reporting over a one-half point average.
(3)	Includes only U.S.-based stations.
(4)	Operates as a low power station.
(5)	The assets of WWMB are owned by SagamoreHill of Carolina, LLC and its FCC license is held by SagamoreHill of Carolina Licenses, LLC. We program WWMB pursuant to a local marketing agreement.

Recent Developments

WGTU and WGTQ Acquisition and Assignment

On August 31, 2007, we entered into an Asset Purchase Agreement, or the WGTU APA, with Max Media of Traverse City LLC and MTC License LLC to acquire television station WGTU and its satellite WGTQ, which serve the Traverse City-Cadillac, Michigan market.  The acquisition is subject to the approval of the Federal Communications Commission, or FCC, which was initially granted on January 29, 2008.  The FCC’s approval was not disputed and became final on March 10, 2008.  Under the terms of the WGTU APA, the acquisition is expected to be completed on April 1, 2008.  The purchase price for the acquisition of WGTU and WGTQ is $10.0 million, of which $0.5 million is currently held in escrow.  Simultaneously with entering into the WGTU APA, we assigned our rights under the WGTU APA to Tucker Broadcasting of Traverse City, Inc., or Tucker, an unrelated third party.

We and Tucker also entered into a Shared Services Agreement, or SSA, pursuant to which we will, following Tucker’s acquisition of WGTU and WGTQ, provide technical, engineering and certain other support services to WGTU and WGTQ for a fee.  In addition, we and Tucker entered into a Joint Sales Agreement, or JSA, pursuant to which we will have the right to provide up to 15% of WGTU and WGTQ’s weekly programming and we will sell WGTU and WGTQ’s local advertising on a commissioned basis.

In connection with the WGTU APA, the SSA and the JSA, Tucker granted us an option to subsequently acquire all of the common stock of Tucker or all of WGTU and WGTQ’s assets, in each case subject to certain conditions.

To fund the acquisition, Tucker will issue a $3.2 million convertible subordinated discount note to our equity sponsor.  The balance of the purchase price, up to $7.0 million, will be borrowed by Tucker under a new credit facility to be guaranteed by us.  The credit facility will consist of a $4.0 million secured term loan A and a $3.0 million unsecured term loan B.

We believe that the JSA and the SSA provide certain operating efficiencies with respect to WGTU, WGTQ and our current stations WPBN and WTOM that will enhance viewing opportunities in the Traverse City market and afford us the opportunity to increase cash flows.

Consent Solicitation

On March 19, 2008, we received consents from holders of more than 50% of our outstanding 10½% Senior Subordinated Notes, or the notes, to adopt certain amendments to the reporting covenant under the indenture governing the notes.  A supplemental indenture to effect the proposed amendments was executed on March 19, 2008.  The supplemental indenture eliminated our requirement to file periodic and current reports with the SEC and instead required that the type of information required to be reported on Forms 10-K, 10-Q and 8-K (other than the disclosures and the certifications required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended) be provided to the trustee for delivery to the holders of the notes and made available via the internet.  We paid $1.6 million in consent fees in connection with the consent solicitation.

Revenues

We generate our revenues primarily from the sale of local and national advertising.  All network-affiliated stations are required to carry advertising sold by their networks, which reduces the amount of advertising time available for sale by our stations. Our stations sell the remaining advertising time in network programming and the advertising time in non-network programming, retaining all of the revenues received from these sales.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach the audience within one of our markets often buy advertising time directly from our stations through national advertising sales representative firms. Local businesses purchase advertising time directly from our stations’ local sales staffs.

Our advertising revenues are positively affected by strong local economies, national, state and local political election campaigns, and certain events such as the Olympics or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The gross advertising revenues of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, our gross advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices as well as political issue-oriented advertising. A station’s local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. Our stations experienced a greater than expected amount of political advertising for fiscal 2006, the most recent year in which congressional elections were held.

We also derive revenues from other sources, including trade and barter programming, Internet and network compensation. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming. Network compensation is the amount, if any, paid by a network to its affiliated stations for broadcasting network programs.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers.  In addition, the broadcasting industry is continually faced with technological change and innovation, the rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Our stations directly compete for audience share, programming and advertising revenues with the other television broadcast stations in each of our markets, many of which are owned by parent companies with greater financial resources than us.  We also compete generally for audience share and advertising revenues with all other advertising outlets, including radio stations, cable television, newspapers and the Internet.

Audience Share

We compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television.  Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates.  A portion of the daily programming on the NBC, CBS, ABC, FOX and CW affiliated stations that we own or provide services to is supplied by the network with which each station is affiliated.  In those periods, the stations are dependent upon the performance of the network programs in attracting viewers.  Stations compete for audience share during non-network time periods with a combination of locally originated news, public affairs and other entertainment programming, including syndicated programs.

Programming

We purchase non-network programming for cash, cash and barter, or barter only.  Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming.  We compete with other stations for exclusive access to non-network reruns (such as Seinfeld) and first-run product (such as Oprah).  Additionally, stations try to produce unique newscasts that include local features and events, as well as a journalistic style that appeals to local viewers.  We also compete to secure program broadcast rights for local community and sporting events.

Advertising Revenues

In addition to competing with other video programming outlets for audience share, we compete for advertising revenues with other television stations in our respective markets and other advertising media, such as newspapers, radio stations, magazines, billboards and other outdoor advertising, transit advertising, the Yellow Pages directories, direct mail, local cable systems and local Internet portals.

Advertisers wishing to reach a national audience may purchase time directly from the networks. However, competition for advertising dollars in the broadcasting industry also occurs within individual markets.  Generally, a television broadcasting station in a particular market does not compete with stations in other market areas, unless a station in a “distant” DMA is imported by a local cable television system or DBS service provider pursuant to certain provisions of the Satellite Home Viewer Improvements Act, the Satellite Home Viewer Extension and Reauthorization Act, and the FCC’s rules.

Employees

As of December 31, 2007, we had a total of 1,001 employees comprised of 903 full time and 98 part-time or temporary employees. As of December 31, 2007, 135 of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreements will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results of operations.

Seasonality

Our business has experienced and is expected to continue to experience significant seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits.  The advertising revenue of television broadcasting stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  In addition, advertising revenue tends to be higher in even-numbered years, when national, state and local political advertising is a significant element of advertising revenue.  Historically, in odd-numbered years, little if any revenue is obtained from political advertising.

Intellectual Property

In order to produce certain news programs and provide content on our websites, we own or license various domain names, trademarks and trade names.  In addition, certain programming and promotions are provided to us for distribution under licenses secured from others.

Regulatory Environment

We are subject to federal regulation under the Communications Act of 1934, as amended, or the Communications Act, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations.

License Grant and Renewal

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. All of our television station licensees have recently completed the license renewal process and hold broadcast licenses that expire in 2012 or later.

The FCC is required to grant an application for license renewal if it finds that during the preceding license term, the licensee: (1) served the public interest, convenience, and necessity; (2) did not commit any serious violations of the Communications Act or the FCC’s rules; and (3) did not commit other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are granted by the FCC under this standard.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions with the FCC asking the FCC to deny the renewal application. The renewal applicant is entitled to respond to such petitions. After reviewing these submissions, the FCC may deny a petition, or it may determine that the petition raises a substantial and material question of fact as to whether a grant of the renewal application would serve the public interest and hold a hearing to determine whether the license should be renewed. In the vast majority of cases in which a petition to deny is filed against a license renewal application, the FCC ultimately grants the renewal without a hearing.

No competing application to the FCC for authority to operate a new station that would replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to the renewal of its license.

Assignments of FCC licenses and transfers of control of companies that hold FCC licenses – including so-called “de facto” transfers of control, in which a party other than the FCC-approved licensee effectively supplants the FCC-approved licensee as the party exercising functional control over the station – must be approved in advance by the FCC.  Before granting such approval, the FCC considers, among other factors, whether the proposed transaction would comply with its rules restricting the number of media interest a single entity may hold.

Under its rules, the FCC will permit an entity to own two full-power commercial television stations in a Nielsen Media Research Designated Market Area, or DMA, only if (1) there would still be eight independently-owned and operating, full-power, television stations or station combinations in the DMA; (2) the predicted Grade B field-strength signal of each such independently-owned station or station combination overlaps the predicted Grade B field-strength signal contour of one of the two stations that would be under common ownership, and (3) at least one of the two stations to be commonly owned is not ranked as one of the top four stations in the DMA based upon its all-day audience share, as measured by Nielsen. The FCC’s local television ownership rule also includes an exception allowing common ownership of stations in a single DMA where one of the stations is failing or unbuilt.

The FCC attributes toward the local television ownership limits a station owner’s involvement in certain arrangements through which it provides programming to or otherwise exercises control over the operation of a second station in the same market. The FCC considers such an agreement, known as a time brokerage or local marketing agreement, to be attributable if it allows the first station’s owner to provide more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are grandfathered, which means they are deemed to confer attributable interests, but to the extent that those interests conflict with the FCC’s local station ownership rule, they are exempted from the application of that rule.  The FCC has indicated that it intends to revisit whether it will continue to allow these agreements to be exempted from this aspect of its ownership rule.

The FCC also permits ownership of two commonly-owned commercial television stations in the same market if the FCC classifies one of the stations as a satellite of the other station.  This status is typically granted by the FCC if (1) there is no overlap of City Grade signal contour between the parent and the satellite; (2) the satellite would provide service to an underserved area; and (3) no alternative operator is ready and able to construct or to purchase and operate the satellite as a full-service station.  In addition, television stations that are classified by the FCC as low-power television stations are not subject to the local television ownership limits.

We currently have two markets in which we own two full-power television stations in the same DMA that are under common ownership and that are programmed separately from each other: WEYI in Saginaw, Michigan and WBSF in Bay City, Michigan, which are both in the Flint-Saginaw-Bay City DMA and KVII in Amarillo, Texas and KVIH in Clovis, New Mexico, both in the Amarillo, Texas/Clovis, New Mexico DMA. In the Florence-Myrtle Beach, South Carolina DMA, we own WPDE and provide more than 15% of the weekly programming broadcast by WWMB, which is owned by SagamoreHill of Carolina, LLC, or SagamoreHill, pursuant to a grandfathered local marketing agreement, or LMA.  In addition, we own a two-station combination in the Traverse City/Cadillac, Michigan DMA, in which the authorized satellite station, WTOM in Cheboygan, Michigan, currently retransmits a majority of the programming of parent station WPBN, in Traverse City, Michigan.  Finally, in two markets – the Syracuse, New York DMA and the Colorado Springs, Colorado DMA – we own both a full-power station and a low-power station, as permitted by FCC rules.

Cable Must-Carry  and Retransmission Consent Rights

Every three years, commercial television broadcasters may make an election with respect to the carriage of their stations’ analog signals on local cable television systems in their stations’ DMAs. A station may elect to exercise its so called must-carry rights, which generally compel the cable system to carry the station’s analog signal, or alternatively may elect, at three-year intervals that began in October 1993, not to insist on such carriage and instead to negotiate with the cable system for the granting to that system of the station’s consent to the retransmission of its analog and/or digital signals by the cable system to such system’s subscribers.  These agreements with cable system operators are known as retransmission consent agreements.  If a broadcaster chooses to exercise its retransmission consent rights, a cable television system that is subject to that election may not carry the station’s signal without the station’s consent.  This generally requires the cable system and the broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of the station’s signal.  Frequently the station obtains certain concessions from the cable system in exchange for the granting of retransmission consent rights.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends upon variables such as the location, size, and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates, the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all of those conditions to be met.

Under the FCC’s current interpretation of the Communications Act, cable systems are required to retransmit only the analog signal of a must-carry station that broadcasts an analog signal.  However, must-carry stations that do not broadcast an analog signal are entitled to carriage of their digital signals, but only a single stream of video (that is, a single channel of programming) is required to be carried even if the station offers multiple streams of video (a practice known as multicasting).

When a cable system retransmits a television station’s digital signal, the FCC rules require the system to carry the digital signal in the format in which it was originally broadcast.  Accordingly, digital stations offering high-definition television, or HDTV, content are entitled to carriage in HDTV format.  In addition, to ensure that all cable subscribers have the ability to view the digital signals of local broadcast stations, the FCC recently determined cable operators must either down-convert the signals of must-carry stations to analog format for analog cable subscribers, or, if the cable system is all-digital, carry the must-carry signals only in digital format, provided that all subscribers with analog television sets have the necessary equipment to view the broadcast content.  This determination is subject to challenge.  Although a cable system that is not all-digital will be required to carry analog versions of all must-carry signals to ensure that analog subscribers can view the signals, the digital signals of stations carried pursuant to retransmission consent may be carried in any manner that comports with the private agreements of the parties.

One of our stations, KRCG in Jefferson City, Missouri, has elected to exercise its must-carry rights with several cable system operators. All of our other stations have elected retransmission consent, and have negotiated agreements with cable companies for the carriage of their signals through the current three-year cycle.  Our stations will make their next elections by October 1, 2008 for the three-year carriage cycle commencing on January 1, 2009.

Direct-to-Home Satellite Services and Must-Carry

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, known as SHVIA. Congress later amended and extended SHVIA in December 2004 with the Satellite Home Viewer Extension and Reauthorization Act of 2004, known as SHVERA. SHVIA requires providers of DBS services such as DirecTV and EchoStar to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal (sometimes referred to as carry-one, carry-all). SHVERA allows satellite providers to also import the signal of a network-affiliated station that is outside of a local market to subscribers within the local market who are deemed to be unserved by a local station affiliated with the same network, or if the station from outside of the local market is significantly viewed, as determined by the FCC, within the local market. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive the signal of the local network-affiliated station of at least so-called Grade B strength. If a subscriber is able to receive a Grade B-quality signal from a local network affiliate, then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate of the same network carried on the satellite service.

Commercial television stations made their first elections between retransmission consent and must-carry status for purposes of satellite carriage by July 1, 2001, for carriage commencing January 1, 2002.  They continued making elections, beginning in October 2005 (for carriage commencing January 1, 2006), on a three-year cycle that coincides with the cable election period.

Satellite carriers are not required to carry duplicative network signals in a single, local DMA, unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-ups and may not discriminate in their carriage of stations.  The FCC is considering, in a pending proceeding, how it should apply satellite operators’ signal carriage obligations in a digital television environment.

DirecTV and EchoStar currently provide satellite carriage of our stations in 10 and 13 or our markets, respectively, pursuant to retransmission consent agreements.  Our stations will make their next elections by October 1, 2008 for the three-year carriage cycle commencing January 1, 2009

Digital Television

The broadcast television industry in the United States is currently in the process of converting from analog signals to digital television, or DTV, signals.  This process, known as the DTV transition, is scheduled to conclude in 2009, when full-power analog television service is scheduled to cease.  DTV technology allows broadcasters to deliver video and audio signals of higher quality and resolution (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multicasting (the transmission of several program streams concurrently within the same channel bandwidth) and data transmission.

All full-power television stations must discontinue analog service entirely by a “hard date” in February 2009 established by Congress.  This transition to digital television will require consumers who rely on over-the-air reception of broadcast signals to purchase new television receivers that are capable of displaying DTV signals or adapters that will receive DTV signals and convert them into an analog signal for display on their existing analog receivers.

The FCC assigned temporary DTV channels to existing and authorized analog broadcast stations in the first half of 1997 that were different from the stations’ analog channels, and all of our stations received such temporary channels.  The FCC also conducted a complex channel election process, through which stations were permitted to choose the channel they wished to use for ongoing DTV operations after February 2009.  In general, stations chose either to remain on their temporary DTV channels after the close of the transition or to return to their existing analog channels after abandoning analog service.  In a few instances, stations chose to operate on channels other than their pre-transition analog and DTV channels to avoid interference to neighboring stations, or for other reasons.

Of the stations we own, 12 have elected to maintain DTV service after February 2009 on their temporary DTV channels, while six will return to their analog channels for post-transition DTV service.  One station, WSTM, will operate on a third channel, channel 24, at the end of the DTV transition.

The FCC recently concluded the channel election process and, in early 2008, it completed its proceeding to establish each station’s channel allotment for post-transition operation.  As a part of this process, the FCC was required to coordinate the allotments for certain stations with the Canadian and Mexican governments in order to avoid interference to stations in those countries.  Two of our stations, WBSF and WSTM, were subject to objections by the Canadian government.  We understand that the FCC has been able to resolve these objections, but this will not be formally confirmed until the FCC issues construction permits for these stations.

In general, each station’s allotment is intended to allow the station to continue to provide service after the transition to the same number of viewers who previously received analog service.  However, a number of variables affect the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover a lesser geographic area than the station’s current analog signal covers.

In December 2007, the FCC completed its third periodic review of the DTV transition, and it issued an order adopting the procedures that will govern broadcast stations’ completion of the transition, including flexibility for stations in certain circumstances to transition to their final facilities either before or after February 2009.  Among other changes, this order established deadlines by which stations must construct their final, post-transition facilities.  Because stations that had elected to return to their analog channels for post-transition operation (or to change to a third channel after the transition) had not yet been permitted to apply to construct their final facilities, this order also adopted procedures for the submission of those applications.  We have submitted applications for those of our stations that do not already hold construction permits.

Full-power DTV stations, including our stations, may experience interference from a variety of sources, such as other full-power stations and low-power television stations.  In addition, in the future, broadcast stations may experience interference from electronic devices that the FCC may allow to be operated on an unlicensed basis.  In connection with its third periodic review, the FCC adopted rules to limit the amount of interference that full-power digital television stations may cause to other stations.  Low-power stations are required to accept interference from and avoid interference to full-power broadcasters.  Certain low-power stations, known as “Class A” LPTV stations, however, have greater interference protection rights, and protecting such stations may limit our stations’ ability to expand their service in the future.  Notwithstanding the FCC’s interference protection rules, full-power broadcast stations may experience interference from other television stations.

The conversion to DTV has required an average initial capital expenditure of approximately $750,000 per station for transmission of digital signals. We have substantially completed these initial capital expenditures. We estimate that additional capital expenditures of approximately $1,800,000 in the aggregate for 10 of our stations (an average of $180,000 per station) will be required to convert existing transmitters or install equipment that enable the stations to change their current digital channel.

Television station operators may use a portion of their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive programming, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services, it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. A commercial television station is also required to pay the FCC a fee equal to 5% of the gross revenues derived from all ancillary services provided over such station’s DTV signal for which it received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

In order to notify viewers of the impending transition to digital television, the FCC has required each station to air certain public service announcements and other material designed to increase awareness of the transition.  Under these new requirements, broadcasters must air a minimum amount of specified announcements and must report their compliance to the FCC on a quarterly basis.

Programming and Operations

The Communications Act requires broadcasters to serve the public interest, including presenting programming that is responsive to community problems, needs and interests, and to maintain certain records demonstrating such responsiveness. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•                                          political advertising, including pricing and availability to legally-qualified candidates and their supporters;

•                                          sponsorship identification announcements;

•                                          station-conducted contests, third-party-conducted contests, and lottery advertising;

•                                          the broadcasting of obscene, indecent, or profane material;

•                                          various operational requirements, including the maintenance and staffing of a main studio within the station’s community of license or within its service area, and the maintenance at such studio of a file containing certain FCC-related records and other material that is required to be available for inspection by the public; and

•                                          technical operations, including limits on human exposure (both on the part of the general public and on the part of installation and repair crews) to harmful levels of non-ionizing electromagnetic radio frequency radiation.

Television stations are required to comply with the Children’s Television Act of 1990 and various FCC regulations that were adopted pursuant to that Act. These include limits on the amount of commercial matter that can be included in programs that are designed primarily for audiences comprised of children 12 years of age and younger; restrictions on the station’s ability to display its Internet World Wide Web address on the screen during such programs; an affirmative requirement to present at least three hours per week of so-called core educational and informational programming for viewers aged 16 years old and younger (with restrictions on what times of day and under what circumstances such programming must be aired); affirmative obligations to publicize the broadcasting of such programs; and related record-keeping and FCC reporting obligations.  Under new rules that took effect in January 2007, DTV stations must offer three hours per week of core programming on each additional multicast stream of programming in addition to the station’s primary digital stream.  The new rules also imposed additional limits on the type of advertising that may be broadcast during programs intended for young children.

In addition, television stations are now required to provide (with certain limited exceptions) closed captioning for virtually all of their analog programming first shown on or after January 1, 1998 and digital programming first shown on or after January 1, 2002, and for 75% of programming first shown before these dates, in order to ensure that the content of such programming is accessible to persons who are unable to hear the audio portion of stations’ broadcasts.

In November 2007, the FCC imposed new public interest obligations for broadcasters.  Among other changes, the FCC announced that it will require broadcasters to report on the amount and type of public interest programming they offer and to make their public inspection files available over the Internet.  The FCC has also requested comment on additional proposals, including its tentative conclusions to adopt “processing guidelines” that establish minimum amounts of locally-oriented programming broadcasters should provide and to require broadcasters to establish permanent community advisory boards.

The Bipartisan Campaign Reform Act of 2002 imposed various restrictions both on contributions to political parties during federal elections and on certain broadcast, cable television and DBS advertisements that refer to a candidate for federal office. Those restrictions may have the effect of reducing the advertising revenues of the Company’s television stations during campaigns for federal office below the levels that otherwise would be realized in the absence of such restrictions.  However, the U.S. Supreme Court’s June 2007 decision in Federal Election Commission v. Wisconsin Right to Life, Inc. limited the Act’s restrictions by allowing corporations and labor unions to finance more advocacy communications than were previously permitted.  Although the full effect of this decision is not yet clear, it may provide us with limited relief from any adverse effects of the Act.

Commercial broadcast stations sell advertising time through a number of methods, and some stations use third-party brokers to sell otherwise unused inventory at below-market prices.  The FCC is currently considering a request that it declares that such sales, when made through Internet brokers, do not affect a broadcast station’s “lowest unit charge” for advertising, the most favored advertising rate that such stations must offer to candidates for public office during pre-election periods.  It is unclear what effect this matter will have on our operations because it is still pending at the FCC, but an adverse result could limit our ability to obtain revenue from certain types of broadcast advertising.

During 2007, the FCC amended its rules, in response to the enactment of the Broadcast Decency Enforcement Act of 2005, to increase the maximum monetary forfeiture for the broadcast of indecent programming from $32,500 per occurrence to $325,000 per occurrence.  In June 2007, the U.S. Court of Appeals for the Second Circuit issued a decision vacating certain of the FCC’s proposed forfeitures for the broadcast of so-called “fleeting expletives,” which the FCC found were indecent.  The court concluded that the FCC had failed to articulate a reasoned basis for its decisions and remanded the relevant cases to the FCC for further consideration.  The Supreme Court has agreed to consider the FCC’s appeal of that decision.  In addition, the U.S. Court of Appeals for the Third Circuit is considering a challenge to the FCC’s proposal to impose monetary forfeitures in connection with CBS’s 2004 broadcast of a musical performance during the Super Bowl halftime show, which the FCC also found to be indecent.  Particularly in light of the increase in maximum forfeitures, the resolution of this litigation could affect the risks associated with operation of our  broadcast television stations.

It is not generally the FCC’s policy to notify licensees when it receives indecency complaints regarding their broadcasts before it issues a formal letter of inquiry or takes other enforcement action.  As a result, the FCC may have received complaints of which we are not aware alleging that one or more of our stations broadcast indecent material.

During 2006 and 2007, a media watchdog group filed a series of complaints at the FCC alleging that various broadcast stations and cable channels violated the FCC’s sponsorship identification rules by broadcasting material provided to them by a third party without disclosing the source of the material.  The first FCC decision concerning these complaints was issued in September 2007, when the FCC proposed monetary forfeitures against a cable operator in connection with a series of news broadcasts identified in the complaints.  Although these complaints do not directly impact our stations, they are relevant because the FCC typically uses similar standards to evaluate alleged sponsorship identification violations by broadcast stations and cable operators.

Depending on the respective outcomes, the various rule changes, FCC proceedings and other matters described in this section, as well as certain matters not described here, could adversely affect the profitability of our television broadcasting operations.

ITEM 1A.                                            Risk Factors.

Each of the following factors as well as the other information in this Annual Report should be considered in evaluating our business and our prospects. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be harmed substantially.  Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Annual Report.

Risks Related to Our Business

The revenues generated by stations we operate or provide programming to could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the television stations that we own and operate or which we program have affiliation agreements with a major network—six stations have affiliation agreements with NBC, three stations have affiliation agreements with CBS, four stations have affiliation agreements with ABC, three stations have affiliation agreements with FOX and five stations have affiliation agreements with CW. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX and CW provides affiliated stations with up to 15 hours of prime time programming per week.  In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of the stations that we own and operate or to which we provide services are scheduled to expire at various times beginning in August 2008 through August 2016. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances.  We cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming to affiliates on the same basis as it currently provides programming. The non-renewal or termination of a network affiliation could adversely affect our results of operations.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in gross advertising revenues could have a significant negative impact on our results of operations.

Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease of gross advertising revenues. As a result, a relatively small change in gross advertising revenues could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected gross revenues could have a significant negative impact on our results of operations.

We are dependent to a significant degree on automotive advertising.

Approximately 25% of our gross advertising revenues for the year ended December 31, 2007 consisted of automotive advertising revenues.  A significant decrease in these revenues in the future could materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

Our advertising revenues are subject to cyclical and seasonal variations.

Our business is cyclical in nature. Because we depend upon the sale of advertising for a significant portion of our gross revenues, our operating results are sensitive to prevailing economic conditions, including changes in local, regional and national economic conditions, particularly as they may affect advertising expenditures. During periods of economic contraction, gross revenues may decrease while some of our costs remain fixed, resulting in decreased earnings.

Our business has experienced and is expected to continue to experience significant seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. Typically, our gross revenues are lowest during the first quarter and highest during the fourth quarter, of each calendar year.

Our gross revenues tend to be higher in even-numbered years, when national, state and local political advertising is a significant element of advertising revenues. In odd-numbered years, little if any gross revenues are obtained from political advertising.  In addition our advertising revenue tends to be higher in even-numbered years due to the positive impact of the Olympics.

We are dependent on our senior executives and our business would be negatively impacted if we were to lose their services.

We believe that our success and our ability to maintain our competitive position depends on our ability to retain the services of K. James Yager and Chris Cornelius, two of our senior executives who have entered into employment agreements with Barrington Group effective as of January 1, 2008.  These individuals have extensive experience in the television broadcasting industry and have been instrumental in formulating and executing our business strategy. If we lost the services of K. James Yager or Chris Cornelius, we may not be able to timely identify and retain appropriate or suitable replacements to manage our operations. The complete or partial loss of their services could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies.

We face risks associated with acquiring stations and potential acquisitions.

We have grown rapidly through the acquisition of television stations and we may continue to grow as a result of additional acquisitions, some of which may be material. Growth of our business through acquisitions entails numerous risks, including:

•                  we may not be able to successfully reduce costs, increase gross advertising revenues or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•                  we may experience difficulties integrating operations and systems, as well as company policies and cultures;

•                  we may fail to retain and assimilate employees of acquired stations;

•                  we may incur unbudgeted costs in connection with pursuing potential acquisitions which are not consummated;

•                  our operating results may fluctuate due to our incurrence of considerable expenses to acquire stations before receiving the anticipated revenues expected to result from the acquisitions;

•                  our management may be reassigned from overseeing existing operations by the need to identify potential acquisition targets, conduct due diligence, negotiate acquisition agreements and integrate acquired stations;

•                  we may experience difficulties in finding suitable acquisition candidates or in making acquisitions on attractive terms;

•                  we may face difficulties in obtaining and maintaining any required regulatory authorizations in connection with acquisitions; and

•                  we may encounter problems in entering new television markets in which we have little or no experience.

In the future, we may need additional capital to continue growing through acquisitions. This additional capital may be raised in the form of additional debt, which would increase our leverage and could have an adverse effect on our ability to pay interest on the notes. We may not be able to raise sufficient additional capital on terms that we consider acceptable, or at all.

There can be no assurance that we will be able to successfully integrate any stations that we have acquired or might acquire in the future. If we fail to do so, or if we do so but at greater cost than anticipated, our business, financial condition and results of operations may be adversely affected.

Our business may be adversely affected by strikes and other labor protests which could cause disruptions in our operations.

As of December 31, 2007 approximately 13% of our employees were represented by various unions, including the United Auto Workers, the International Brotherhood of Electrical Workers, Radio & Broadcast Engineers and the National Broadcast Employees & Technicians / Communications Workers of America. If we were to experience a strike or work stoppage at one of our broadcasting stations, any resulting disruptions in operations could cause us to lose viewers and advertisers and might have permanent adverse effects on our business.

We are controlled by Pilot Group, and its interests may differ from the interests of note holders.

As a result of Pilot Group’s controlling interest in us, Pilot Group is able to exercise a controlling influence over our business and affairs. As the managing member of Barrington Broadcasting, Pilot Group is able to unilaterally determine the outcome of many matters, including the election and removal of directors, the acquisition of additional television stations and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, four of our directors are affiliated with Pilot Group. The interests of Pilot Group may differ from the interests of the holders of the notes and Pilot Group could take actions or make decisions that are not in the best interests of the note holders. Furthermore, this concentration of ownership by Pilot Group may have the effect of impeding a merger, consolidation, takeover or other business combination involving us.

Changes in FCC ownership rules may limit our ability to continue programming WWMB under a “grandfathered” local marketing agreement and/or require material modifications to our joint sales and shared services arrangements with respect to WGTU/WGTQ which could adversely affect our results of operations.

FCC ownership rules currently impose significant limitations on the ability of broadcast licensees to have attributable interests in multiple media properties. The television duopoly rule limits licensees to the ownership of one television station in most medium-sized and smaller television markets and two stations in most larger markets. In addition, the FCC ownership limitations currently restrict the programming by one station owner of a second station in the same market pursuant to a time brokerage agreement or local marketing agreement. However, time brokerage agreements or local marketing agreements entered into prior to November 5, 1996 are currently “grandfathered” from such restrictions. We currently program WWMB pursuant to a “grandfathered” local marketing agreement.

In 2003, the FCC voted to revise and in most cases substantially liberalize several of its national and local ownership rules. In 2004, the United States Court of Appeals for the Third Circuit found virtually all of those actions to be without adequate support and remanded to the FCC for further deliberation. In 2005, the United States Supreme Court declined to hear an appeal of the Court of Appeals’ decision. The FCC commenced a further rulemaking in June 2006 in order to re-examine the ownership rules in light of the Court’s decision. While the FCC has not indicated that it will review its rules regarding “grandfathered” time brokerage agreements and local marketing agreements in its current rulemaking, it likely will do so in a future proceeding. We are unable to predict the timing or outcome of any such FCC deliberations. If the FCC’s duopoly rule is relaxed, we may be able to acquire full ownership of WWMB. If we are unable to acquire WWMB and the FCC decides to prohibit grandfathered time brokerage agreements or local marketing agreements, our continued programming of WWMB through our local marketing agreement may not be permitted by the FCC, which could have a material adverse effect on our operations.

Through our subsidiary that operates WPBN-TV, Traverse City, Michigan, and its satellite WTOM-TV, Cheboygan, Michigan, we have entered into a joint sales agreement and shared services agreement with  Tucker, whereby following Tucker’s pending acquisition of television station WGTU in Traverse City and its satellite WGTQ in Sault Ste. Marie, Michigan, we would hold certain programming and advertising sales rights with respect to these stations as well as provide certain shared services to these stations.  Tucker’s acquisition of television stations WGTU and WGTQ is subject to the review and approval of the FCC, and our joint sales and shared services arrangements with Tucker are subject to the FCC’s review as part of its consideration of Tucker’s proposed acquisition.  The FCC has a pending rulemaking pertaining to the attribution of joint sales agreements in which it may determine that a joint sales agreement involving the sale of 15% or more of a same-market television station’s advertising time will result in that station being attributable to the party providing the sales services for multiple ownership purposes. In the event that the FCC were to adopt such a rule, even subsequent to its approval of Tucker’s acquisition of WGTU and WGTQ, it is possible that the new rule could require material modification of our joint sales agreement and shared services agreement with Tucker.

Risks Related to Our Industry

Our television content may attract fewer viewers, limiting our ability to generate advertising revenues.

The success of each of our television stations is primarily dependent upon our ability to generate advertising revenues. The ability of television stations to generate advertising revenues depends to a significant degree upon audience acceptance. Although we are diversified in our network affiliations by having affiliation agreements with all of the major television networks, our programming may not attract sufficient targeted viewership or we may not achieve favorable ratings. Our ratings and audience acceptance is influenced by many factors, including the content offered, shifts in population, demographics, general economic conditions, public tastes, reviews by critics, promotions, the quality and acceptance of other competing content in the marketplace at or near the same time, the availability of alternative forms of entertainment and other intangible factors. All of these factors could change rapidly, and many are beyond our control. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenues to decline. In addition, we, our networks and the others on whom we rely for programming, may not be able to anticipate and react effectively to shifts in viewer tastes and interests in the markets. Such inability to anticipate shifts in viewer preferences could negatively impact our advertising revenues and our results of operations. Our advertising revenues will suffer if any of our broadcasting stations cannot maintain their audience ratings or market share or cannot continue to command the advertising rates that we anticipate.

The continued development of alternative video program distribution channels may adversely affect our ability to retain viewers.

Several of the largest national television networks—including networks with which some of our stations are affiliated—have recently begun providing access to popular network programs to viewers by means of platforms other than local television stations affiliated with such networks. These platforms include portable playing devices (such as the iPod), streaming over the Internet, and delivery to portable receivers, including specially-equipped mobile telephone devices. This phenomenon is in its very early stages and it is difficult to predict what impact it may have, if it continues or grows, upon the traditional model for the delivery of network television programs to viewers through network-affiliated local stations and multichannel video program distributors such as local cable systems and DBS service providers. However, if these platforms are successful in our markets, our revenues and results of operations could be adversely impacted.

Our industry is subject to significant syndicated and other programming costs, and increased programming costs could adversely affect our results of operations.

Our industry is subject to significant syndicated and other programming costs. Programming costs constitute one of the most significant operating costs in our industry. We may be exposed in the future to increased programming costs, which may adversely affect our operating results. We often acquire program rights two or three years in advance, making it difficult for us to accurately predict how a program will perform. In some instances, we may have to replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. If we are unable to obtain audience-attracting programming in the future or if we are exposed to increased programming costs, our operating results will be negatively impacted.

The February 17, 2009 “hard date” for the cessation of analog transmissions may adversely affect us.

As described above, full-power television stations may no longer broadcast their analog signals after February 17, 2009. Viewers who rely on over-the-air reception for television viewing will no longer be able to view our programming unless they own or acquire television receivers with digital reception capability or converter boxes that permit digital television, or DTV, signals to be viewed on analog television sets. While federal subsidies have been made available for purchasing such converter boxes, we cannot predict the extent to which our viewers will take advantage of such subsidies or purchase converter boxes without the use of subsidies. Further, the federal subsidy program will operate only from January

2008 through March 2009, and we cannot predict whether the late commencement or short duration of this program will affect the number of our viewers who purchase converter boxes using federal subsidies.  The February 17, 2009 analog cessation could also encourage viewers to obtain video programming from other sources, especially the Internet. Any failure of viewers to adopt DTV technology could reduce television viewing audiences and could adversely affect our operating results.

We may be adversely affected by disruptions in our ability to receive or transmit programming.

The transmission of programming is subject to risks of equipment failure, including those failures caused by satellite defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and satellites or other comparable transmission equipment may not be available. Any natural disaster or extreme climatic event, such as an ice storm, could result in the loss of our ability to broadcast. Further, we own or lease antenna and transmitter space for each of our stations. If we were to lose any of our antenna tower leases or if any of our towers or transmitters were damaged, we may not be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our signals. Disruptions in our ability to receive or transmit our broadcast signals could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

Any potential hostilities, terrorist attacks or natural disasters may affect our revenues and results of operations.

We may experience a loss of advertising revenues and incur additional broadcasting expenses in the event that the United States engages in foreign hostilities, in the event there is a terrorist attack against the United States or upon the occurrence of a natural disaster. A significant news event like a war, a terrorist attack or a natural disaster will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenues for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. We cannot assure you that the advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the extent or duration of any preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war, terrorist attack or natural disaster. The loss of revenues and increased expenses could negatively affect our results of operations.

If we are unable to reach retransmission consent agreements with cable companies for the carriage of our stations’ signals, we could lose revenues and audience share.

As described above, the Communications Act permits the stations to choose either mandatory carriage (“must-carry”) or retransmission consent. These elections are generally made at intervals of three years. Although retransmission consent agreements typically involve a concession by the cable operator in exchange for carriage of a station’s signal, stations that elect must-carry may not receive such concessions.  Likewise, if a station elects retransmission consent but does not reach an agreement with the cable operator as to which it has made this election, the cable system cannot distribute the station’s signal to the cable system’s subscribers.

One of our stations, KRCG in Jefferson City, Missouri, has elected to exercise its so-called “must-carry” rights with several cable system operators under which those cable companies serving the station’s market must carry its signal. All of our other stations have elected retransmission consent, and have negotiated agreements or extensions with cable companies for the carriage of their signals.

If direct broadcast satellite companies do not carry our stations, we could lose revenues and audience share.

As described above, federal law allows direct broadcast satellite television service providers to transmit broadcast television signals to subscribers in those stations’ local markets, provided that the satellite service providers offer to carry all local stations in that market. However, satellite providers have limited capacity to deliver all of the local station signals in all of the local markets. DirecTV and EchoStar’s Dish Network carry our stations in 10 and 13 of our markets, respectively. In those markets in which satellite providers do not carry local station signals, subscribers to those satellite services are unable to view our stations without making alternative arrangements, such as installing special antennas and switches. In the event that subscribers to satellite services do not receive signals from the stations that we own and operate, or that we provide programming to under local marketing agreements, we could lose audience share which would adversely affect our results of operations.

Federal law also permits satellite service providers to import into local markets the signals of same-network-affiliated stations from distant markets, under certain conditions where the local network-affiliated station’s signal does not reach certain households in the market with sufficient strength to be viewed or where the out-of-market station is “significantly viewed” in the local market. Such distant signal importation could fragment the audience for any of our stations in local markets that might be so affected, by giving viewers in that market access to a potentially superior quality signal offering the same network programming as our station offers.

The FCC can sanction us for programming on our stations that is found to be indecent.

Over the past several years, the FCC has  increased its efforts to impose substantial fines on television stations for their broadcasts of indecent material in violation of the Communications Act and related FCC rules. As described above, the FCC’s recent decisions reflect an increased scrutiny with respect to the use of certain language on broadcast television, and the agency has recently increased the maximum forfeiture amount for indecency violations.  Moreover, the FCC’s recent decisions have been in several respects inconsistent with prior decisions, and the FCC typically has not explained fully the basis on which it distinguishes between programming that it finds indecent and programming that it does not find indecent.  The ambiguity of this standard makes it difficult for broadcasters and their programming providers to predict whether a particular program may be found indecent.  As a result, we may not always be able to guard against broadcasting programming that the FCC may later find to be indecent and we may therefore be subject to the imposition of fines by the FCC.

As discussed above, the FCC is currently involved in litigation over the validity of its indecency enforcement regime, and the Supreme Court has indicated that it will consider a case involving these issues.  The resolution of this litigation could materially affect the FCC’s indecency enforcement efforts going forward, either by increasing or decreasing the risk of an indecency finding relating to our broadcasts.  Because we are unable to predict the outcome of the litigation, we cannot fully estimate the impact that indecency regulation will have on our business in the future.

Risks Relating to Our Indebtedness

We are highly leveraged and future cash flow may not be sufficient to meet our obligations, including our obligations under the notes, and we might have difficulty obtaining more financing.

We have a substantial amount of indebtedness in relation to our equity. As of December 31, 2007, we had total indebtedness of approximately $273.6 million, comprising approximately 73% of our capitalization. Our substantial indebtedness could have important consequences. For example, it could:

•                  adversely affect our cash flow and make it more difficult for us to satisfy our obligations with respect to the notes;

•                  limit our ability to pursue acquisition opportunities;

•                  limit our ability to respond to changing business, economic and industry conditions and to withstand competitive pressures, which may affect our financial condition;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•                  result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the indenture governing the notes, our credit facility or our other indebtedness;

•                  limit our ability to borrow additional funds or obtain additional financing in the future;

•                  expose us to greater interest rate risk since the interest rate on borrowings under our credit facility will fluctuate with the current market rates; and

•                  place us at a competitive disadvantage to our competitors who are not as highly leveraged.

Under the terms of the indenture and our credit facility, we are permitted, subject to certain conditions and limitations, to incur additional indebtedness. If we incur additional indebtedness, the risks described above will be exacerbated.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on those debt instruments.

The Issuers’ ability to make payments under the notes substantially depends on cash flow from our operating subsidiaries. If such subsidiaries cannot make distributions to the Issuers, or such distributions decrease, the Issuers may not be able to make payments on the notes.

Barrington Group and Barrington Capital have no revenue generating operations except for those conducted through Barrington Group’s operating subsidiaries. Accordingly, our only material source of cash, including cash to make payments on or redeem the notes, is distributions with respect to our ownership interests in our operating subsidiaries that are derived from the earnings and cash flow generated by such operating subsidiaries. Distributions to Barrington Group from its operating subsidiaries will depend on:

•                  the financial performance of our operating subsidiaries;

•                  covenants contained in our debt agreements, including the agreements governing our credit facility and the indenture governing the notes;

•                  covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•                  business and tax considerations; and

•                  applicable law, including laws regarding the payment of distributions.

The operating results of our operating subsidiaries at any given time may not be sufficient to make distributions or other payments to us and any distributions and/or payments to us may not be adequate to pay any amounts due under the notes or our other indebtedness. If the cash flows and capital resources of our operating subsidiaries are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and our operating subsidiaries might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facility and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. Our operating subsidiaries may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and these proceeds may not be adequate to meet any debt service obligations then due. Any inability to meet our debt service obligations would have a material adverse effect on our results of operations.

Our ability to engage in certain transactions is restricted by the agreements governing our credit facility and the indenture governing the notes.

The agreements governing our credit facility and the indenture governing the notes contain covenants that limit our and our restricted subsidiaries’ ability to engage in specific types of transactions. The covenants include, among other things, limitations on our ability to:

•                  make distributions on our equity interests, repurchase, repay or redeem our equity interests or prepay subordinated indebtedness;

•                  issue preferred equity;

•                  make certain investments;

•                  incur additional indebtedness;

•                  create liens on assets to secure indebtedness;

•                  transfer or sell all or substantially all of our assets;

•                  merge or consolidate with another entity;

•                  enter into certain transactions with affiliates; and

•                  enter into sale and leaseback transactions.

The agreements governing our credit facility require us to satisfy various financial covenants, including maximum total leverage, minimum interest coverage ratios, and limit our total capital expenditures. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to our credit facility and the notes. These restrictive covenants may limit our ability to expand our operations, pursue our business strategies and react to events and opportunities as they unfold or present themselves. If we are unable to capitalize on future business opportunities, our business may be harmed.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in our credit facility or the indenture governing the notes could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

Floating rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our credit facility is subject to floating rates of interest. If there is a rise in interest rates, our debt service obligations on the borrowings under our credit facility would increase even though the amount borrowed remained the same, which would affect our results of operations. A 1% change in LIBOR would result in our interest expense under our credit facility fluctuating approximately $1.5 million per year without taking into account the effect of any hedging instruments. We entered into interest rate hedging agreements which effectively fixed the interest rate on the majority of our borrowings under our credit facility at no greater than 5.5%. There can be no assurance that when the interest rate hedging agreements expire we will be able to enter into other interest rate hedging agreements on favorable terms or at all.  In addition, if LIBOR decreases to a rate lower than 4.845%, our interest expense will increase as we will owe additional interest to the counterparty to our interest rate hedging agreements.

Risks Relating to the Notes

The notes are contractually junior in right of payment to our senior indebtedness, and the guarantees are contractually junior in right of payment to all senior indebtedness of the guarantors.

The notes are contractually junior in right of payment to all of our existing and future senior indebtedness, and the guarantees are contractually junior in right of payment to all existing and future senior indebtedness of the guarantors. As of December 31, 2007, we had approximately $148.1 million of senior indebtedness, consisting of indebtedness under our credit facility (excluding an additional $25.0 million of borrowings available thereunder), and our guarantee of a $2.4 million term loan of SagamoreHill, which owns WWMB, a station we program pursuant to a LMA.  In addition, we expect to guarantee up to $7.0 million of additional debt to be incurred by Tucker in connection with Tucker’s acquisition of WGTU, to which we will provide services pursuant to the JSA and SSA.  We may not pay principal, premium, if any, interest or other amounts on the notes in the event of a payment default in respect of certain senior indebtedness, including debt under our credit facility, unless that indebtedness has been paid in full or the default has been cured or waived. In addition, if certain other defaults regarding certain senior indebtedness occur, we may be prohibited from paying any amount on the notes and the guarantors may be prohibited from paying any amount on the guarantees for a designated period of time. In the event of bankruptcy, liquidation or dissolution, our assets would be available to pay obligations on the notes only after all payments had been made on our senior indebtedness. Similarly, in the event of bankruptcy, liquidation or dissolution of any guarantor, its assets would be available to pay obligations on its guarantee of the notes only after all payments had been made on its senior indebtedness. Accordingly, we may not have enough assets remaining after payments to holders of our senior indebtedness to make any payments on the notes.

The notes are not secured by our assets or the assets of our subsidiaries.

The notes and the guarantees are not secured by the Issuers’ assets or the assets of the guarantors. However, the indebtedness incurred under our credit facility and the guarantees of the SagamoreHill term loan are secured by a security interest in all or substantially all of the Issuers’ assets, and all or substantially all of the assets of the guarantors. In addition, future indebtedness that the Issuers and the guarantors incur may be secured by the Issuers’ assets and those of the guarantors. If the Issuers or the guarantors become insolvent, or are liquidated, or if payment of any secured indebtedness is accelerated, the holders of the secured indebtedness will be entitled to exercise the remedies available to secured lenders under applicable laws including the ability to foreclose on and sell the Issuers’ and the guarantors’ collateral securing the indebtedness in order to satisfy the secured indebtedness. In such circumstances, we may not have sufficient assets to repay the notes.

Federal and state fraudulent transfer and conveyance laws allow courts, under specific circumstances, to void guarantees and to require note holders to return payments received from us or the guarantors.

The Issuers’ creditors or the creditors of our guarantors could challenge the note guarantees issued by the guarantors as fraudulent transfers or conveyances or on other grounds. Under the federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, the delivery of the guarantees could be voided as fraudulent transfers or conveyances if a court determined that the guarantor, at the time it incurred the indebtedness evidenced by its guarantees:

•                  delivered the guarantees with the intent to hinder, delay or defraud its existing or future creditors; or

•                  received less than reasonably equivalent value or did not receive fair consideration for the delivery of the guarantees, and if the guarantor:

•                  was insolvent or rendered insolvent at the time it delivered the guarantees;

•                  was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•                  intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

If the guarantees issued by the guarantors were voided or limited under fraudulent transfer or conveyance or other laws, any claim noteholders may make against such guarantors for amounts payable on the notes would be effectively subordinated to all of the indebtedness and other obligations of such guarantors, including trade payables and any subordinated indebtedness. If the granting of liens to secure the guarantees issued by the guarantors were voided or limited under fraudulent transfer or conveyance or other laws, the guarantees would become unsecured claims to the extent of the avoidance or limitation, ranking equally with all general unsecured claims of such guarantors.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•                  the sum of its debts, including contingent liabilities, is greater than the fair saleable value of all of its assets;

•                  the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•                  it could not pay its debts, including contingent liabilities, as they become due.

We cannot be sure what standard a court would apply in making these determinations or, regardless of the standard, that a court would not void the guarantees issued by the guarantors or that any such guarantees would not be subordinated to a guarantor’s other indebtedness.

Noteholders may not be entitled to require us to repurchase the notes in connection with certain transactions because the term “all or substantially all” in the context of a change of control has no established meaning under the relevant law.

One of the ways a change of control can occur under the indenture governing the notes is upon a sale of all or substantially all of our assets. The meaning of the phrase “all or substantially all” as used in that definition varies according to the facts and circumstances of the subject transaction, has no clearly established meaning under applicable law and is subject to judicial interpretation. Accordingly, in certain circumstances there may be a degree of uncertainty in ascertaining whether a particular transaction would involve a disposition of “all or substantially all” of the assets of a person and therefore it may be unclear whether a change of control has occurred and whether noteholders have the right to require us to repurchase the notes.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Upon the occurrence of certain specific kinds of change of control events, we are required to offer to repurchase all of our outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a change of control under the indenture.

ITEM 1B.                                            Unresolved Staff Comments.

We have received no written comments from the SEC staff regarding our periodic or current reports less than 180 days before the end of our fiscal year ended December 31, 2007 that remain unresolved.

ITEM 2.                                                Properties.

We lease our principal executive offices, which are located at 2500 W. Higgins Road, Suite 155, Hoffman Estates, Illinois 60169. In addition, we own or lease facilities in the following locations.

Station—Metropolitan Area	Use—Location	Owned or Leased	Mortgage
WEYI / WBSF—Flint / Saginaw / Bay City, MI	Studio and tower site—Clio, MI	Owned	Yes
	Tower site—Bay City, MI	Leased	No

WNWO—Toledo, OH	Studio and office—Toledo, OH	Owned	Yes
	Tower and transmitter site—Oregon, OH	Owned	Yes

WSTM / WSTQ-LP—Syracuse, NY	Studio and office—Onondaga, NY	Owned	Yes
	Tower and transmitter site—Syracuse, NY	Owned	Yes
	Transmitter site—Syracuse, NY	Leased	No

WACH—Columbia, SC	Studio—Columbia, SC	Leased	No
	Tower site—Elgin, SC	Leased	No

KGBT—Harlingen / Weslaco / McAllen / Brownsville, TX	Studio—Harlingen, TX	Owned	Yes
	Transmitter site—La Feria, TX	Owned	Yes
	News bureau—Pharr (McAllen), TX	Owned	Yes
	News bureau—Brownsville, TX	Leased	No
	Tower site—La Feria, TX	Owned (via joint venture)	No

KXRM / KXTU-LP—Colorado Springs / Pueblo, CO	Studio and office—Colorado Springs, CO	Owned	Yes
	Transmitter site—Colorado Springs, CO	Leased	No
	Transmitter site—Florence, CO	Leased	No
	Translator site—Woodland Park, CO	Leased	No

WPDE / WWMB—Myrtle Beach / Florence, SC	News bureau and sales office—Florence, SC	Owned	Yes
	Tower, transmitter and antennae site—Dillon County, SC	Owned	Yes
	Main studio and office facility—Conway, SC	Leasehold	No

WPBN / WTOM—Traverse City / Cadillac, MI	Microwave relay site—Fingerboard Corners, MI	Owned	Yes
	Tower and transmitter site—Cheboygan, MI	Owned	Yes
	Microwave relay site—Leetsville, MI	Owned	Yes
	Studio—Traverse City, MI	Owned	Yes
	Microwave relay site—Gaylord, MI	Leasehold	No
	Tower and transmitter site—Slagle Township, MI	Leased	No
	News and sales office—Cadillac, MI	Leased	No
	News bureau—Gaylord, MI	Leased	No

WHOI—Peoria / Bloomington, IL	Tower and studio site—Creve Coeur, IL	Owned	Yes
	Sales office—Normal, IL	Leased	No

Station—Metropolitan Area	Use—Location	Owned or Leased	Mortgage
KVII/KVIH—Amarillo, TX	Studio and tower site—Amarillo, TX	Owned	Yes
	Tower and booster site—Guymon, OK	Owned (via joint venture)	No
	Tower site—Potter County, TX	Leasehold	No
	Tower site—Clovis, NM	Owned	Yes
	Tower site—Roosevelt County, NM	Leasehold	No
	Tower / booster site—Bovina, TX	Leasehold (via joint venture)	No
	Tower site—Hereford, TX	Leasehold	No

KRCG—Columbia / Jefferson City, MO	Studio and tower site—New Bloomfield, MI	Owned	Yes

	Sales office—Columbia, MO	Leased	No
	Weather radar—Fulton, MO	Leased	No
	Tower site, Sedelia, MO	Leased	No

WFXL—Albany, GA	Studio—Albany, GA	Leased	No
	Tower site—Doerun, GA	Owned (via joint venture)	No
	Tower site—Albany, GA	Owned	No

KHQA—Quincy, IL / Hannibal, MO / Keokuk, IA	Studio—Hannibal, MO	Owned	Yes
	Tower site—Quincy, IL	Owned	Yes
	Studio and tower site—Quincy, IL	Owned	Yes
	Remote studio—Keokuk, IA	Leased	No
	Tower site—Carthage, IL	Leased	No

WLUC—Marquette, MI	Tower and transmitter site—Ely, MI	Owned	Yes
	Studio—Negaunee, MI	Owned	Yes
	Parking lot—Negaunee, MI	Leasehold	No
	Passive reflector screen site—Ishpemning, MI	Leasehold	No
	Microwave / camera site—Marquette, MI	Leased	No
	News and sales office—Escanaba, MI	Leased	No
	News and sales office—Iron Mountain, MI	Leased	No
	Harbor Tower site —Escanaba, MI	Leased	No
	News and sales office—Houghton, MI	Leased	No

KTVO – Kirksville, MO / Ottumwa, IA	Studio – Kirksville, MO	Owned	Yes
	Tower and transmitter site—Lancaster, MO	Owned	Yes
	Studio—Ottumwa, IA	Owned	Yes
	Microwave relay site—Soap Creek, IA	Owned	Yes
	Tower site—Knox County, Colony, MO	Leasehold	No
	Sales office and microwave antenna site—Ottumwa, IA	Owned	No
	Antenna site—Quincy, IL	Leased	No

ITEM 3.                                                Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations. Management believes that we are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

ITEM 4.                                                Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

ITEM 6.                                                Selected Financial Data.

The following table presents the selected historical financial data for Barrington Group.  The selected historical financial data of Barrington Group should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Barrington Group, which was formed in October 2003 to acquire broadcasting stations, acquired:

•                  WHOI and KHQA in April 2004;

•                  WEYI in May 2004;

•                  KRCG in February 2005;

•                  a construction permit for WBSF in April 2005;

•                  KVII and KVIH in August 2005;

•                  WPDE and a local marketing agreement for WWMB in February 2006; and

•                  the Raycom stations in August 2006.

As Barrington Group had no operations prior to its acquisition of WHOI and KHQA, WHOI and KHQA are deemed to be the predecessor company to Barrington Group. The predecessor company includes WHOI and KHQA for the year ended December 31, 2003 and for the period from January 1, 2004 to April 30, 2004.

Predecessor Company		Barrington Group
	Period from	Period from
	January 1,	May 1, 2004
Year Ended	2004 to	to	Year Ended	Year Ended	Year Ended
December 31,	April 30,	December 31,	December 31,	December 31,	December 31.
2003	2004	2004	2005	2006	2007

			(dollars in thousads)
Statement of Operations Data:
Net revenues	$9,422	$3,161	$13,486	$25,288	$76,063	$112,539
Expenses:
Operating(1)	7,698	2,611	8,498	17,813	46,423	77,529
Depreciation and amortization	689	256	3,162	7,648	19,875	29,459
Corporate	55	61	718	1,720	4,367	4,663
Total operating expenses	8,442	2,928	12,378	27,181	70,665	111,651
Income (loss) from operations	980	233	1,108	(1,893)	5,398	888
Total net interest expense (2)	87	22	1,527	5,070	13,773	26,537
Other expense (income)(3)	72	—	—	—	—	(256)
Income (loss) before income taxes	821	211	(419)	(6,963)	(8,375)	(25,393)
Income tax expense (benefit)	—	—	(108)	159	2,920	(64)
Net income (loss)	$821	$211	$(311)	$(7,122)	$(11,295)	$(25,329)

	Predecessor Company		Barrington Group
	December 31,	April 30,	December 31,	December 31,	December 31,	December 31,
	2003	2004	2004	2005	2006	2007
			(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$359	$398	$1,828	$1,737	$4,920	$2,268
Total assets	12,112	11,593	53,298	118,234	424,621	398,149
Total long-term debt, including current portions	944	926	25,500	54,018	274,576	273,579
Total member’s/stockholder’s equity	10,169	9,697	25,247	60,006	128,489	99,487

(1)	Includes selling, technical, programming (including amortization of program broadcast rights), general and administrative expenses.
(2)	Includes $2,047 and $575 loss on early extinguishment of debt in 2005 and 2006, respectively.
(3)	Represents the non-cash gain on exchange of newsgathering equipment between WHOI in Peoria, Illinois and Sprint Nextel Corporation in 2007.

ITEM 7.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Barrington Group’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Introduction

We are a television broadcasting company focused on smaller markets across the United States. We own or program 21 network television stations, many of which have leading positions in 15 geographically diverse, smaller markets. In 10 of our 15 markets, we operate a station ranked #1 or #2 in audience share, and all but six of our stations have a top three market share. All of our stations are affiliated with national television networks—six with NBC, four with ABC, three with CBS, three with FOX, and five with CW.   In the markets where we operate a CW station, we operate duopolies.

We are subject to regulation by the FCC.  In addition, we face risks that could materially adversely affect our business, consolidated financial condition, results of operations or liquidity.  For a discussion of certain of the risks facing us, see the risk factors set forth in “Item 1A, “Risk Factors” in this Annual Report.

WGTU and WGTQ Acquisition and Assignment

On August 31, 2007, we entered into the WGTU APA to acquire television station WGTU and its satellite WGTQ, which serve the Traverse City-Cadillac, Michigan market.  The purchase price for the acquisition of WGTU and WGTQ is $10.0 million, of which $0.5 million is currently held in escrow.  Simultaneously with entering into the WGTU APA, we assigned our rights under the WGTU APA to Tucker.  We expect to guarantee up to $7.0 million of indebtedness to be incurred by Tucker to finance the acquisition of WGTU and WGTQ.

Raycom Acquisition and Related Transactions

On March 24, 2006, we entered into an Asset Purchase Agreement, or the Raycom Asset Purchase Agreement, with Raycom Media, Inc., or Raycom and certain of Raycom’s subsidiaries, pursuant to which we purchased substantially all of the assets of 12 television stations, or the Raycom stations, from Raycom. We refer to the purchase of the Raycom stations from Raycom as the Raycom acquisition.  Pursuant to the Raycom Asset Purchase Agreement, the purchase price payable in connection with the Raycom acquisition was $264.9 million, including final transaction fees of $3.3 million. The Raycom acquisition was consummated on August 11, 2006.

Concurrently with the closing of the Raycom acquisition, all of Barrington Corporation’s existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group.  Such mergers are referred to herein as the LLC conversion.

In connection with the Raycom acquisition, we issued the notes, repaid our old credit facility and entered into our credit facility. Our credit facility is comprised of a $147.5 million senior secured term loan facility, or term facility, and a $25.0 million senior secured revolving credit facility, or revolving facility.  The term facility has a seven-year maturity and the revolving facility has a six-year maturity. Our obligations under our credit facility are guaranteed by Barrington Broadcasting LLC, our parent, or Barrington Broadcasting, and all of our direct and indirect subsidiaries.  In addition, Barrington Group and the guarantors of the notes guaranteed a $2.5 million term loan of SagamoreHill.  Such guarantees are secured by a first priority lien on substantially all of the assets of Barrington Group and the guarantors of the notes.  We did not receive any proceeds from the SagamoreHill term loan, but SagamoreHill was required to apply the proceeds it received to repay in full its old credit facility. In addition, concurrently with the closing of the Raycom acquisition, our equity sponsor contributed $60.5 million in additional equity capital to Barrington Broadcasting that was immediately contributed to Barrington Group.

The Raycom acquisition has been accounted for using the purchase method of accounting under Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, or SFAS No. 141. As a result, the Raycom acquisition will continue to affect our future results of operations in certain significant respects. The aggregate acquisition consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon their respective fair values as of the acquisition date which will increase amortization and depreciation expenses. In addition, our corporate overhead expenses have increased and, due to the effects of the increased borrowings to finance the Raycom acquisition, our interest expense has increased significantly in the periods following the Raycom acquisition.

Other Recent Acquisitions

•                                          On February 6, 2006, we completed the acquisition of the assets of WPDE-TV, the ABC affiliate serving Myrtle Beach, South Carolina from Diversified Communications.  In addition to the assets of WPDE, we acquired the rights to operate and an option to acquire WWMB-TV, the CW affiliate serving Myrtle Beach, South Carolina, from SagamoreHill.  The total cost of the acquisition was approximately $24.8 million, which included related fees and costs of $0.6 million.  We financed this acquisition with capital contributed by our equity sponsor and borrowings under our old credit facility.

•                                          On August 1, 2005, we completed the acquisition of the assets of KVII-TV, the CBS affiliate in Amarillo, Texas, and KVIH-TV, in Clovis, New Mexico, from New Vision Group for a purchase price of approximately $22.3 million plus related fees and costs of $0.4 million.  The acquisition was financed using capital contributed by our equity sponsor and borrowings under our old credit facility.

•                                          On April 14, 2005, we completed the acquisition of a construction permit issued by the FCC for a full-power broadcasting facility in Flint-Saginaw-Bay City, Michigan, from ACME Television, Inc.  The purchase price for the permit was $4.5 million plus approximately $0.2 million in related fees and was financed with capital contributed by our equity sponsor and borrowings under our old credit facility.

•                                          On February 28, 2005, we completed the acquisition of the television broadcast assets of KRCG-TV, the CBS affiliate serving Columbia-Jefferson City, Missouri, from Mel Wheeler, Inc.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our old credit facility.  The total cost of the acquisition was approximately $38.5 million, which included related fees of approximately $0.5 million.

•                                          On May 14, 2004, we completed the acquisition of the assets of WEYI-TV, the NBC affiliate serving Flint-Saginaw-Bay City, Michigan, from LIN Television, Inc.  The total cost of the acquisition was approximately $24.4 million, which included related fees of approximately $0.4 million.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our old credit facility.

•                                          On April 30, 2004, we completed the acquisition of the television broadcast assets of WHOI-TV, the ABC affiliate in Peoria, Illinois, and KHQA-TV, the CBS affiliate in Quincy, Illinois, from Chelsey Broadcasting Company, LLC.  The total cost of the acquisition was approximately $24.1 million, which included related fees of approximately $0.6 million.  The funding for the acquisition was provided by capital contributed by our equity sponsor and borrowings under our old credit facility.

Revenues

Our revenues are primarily derived from the sale of local and national advertising. In addition to competing with other video programming outlets for audience share, we compete for advertising revenues with other television broadcasting stations in our respective markets and other advertising media, such as newspapers, radio stations, magazines, billboards and other outdoor advertising, transit advertising, the Yellow Pages directories, direct mail, local cable systems and local Internet portals. All network-affiliated stations are required to carry advertising sold by their networks, which reduces the amount of advertising time available for sale by our stations. Our stations sell the remaining advertising time in network programming and the advertising time in non-network programming, retaining all of the revenues received from these sales.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach the audience within one of our markets often buy advertising time directly from our stations through national advertising sales representative firms. Local businesses purchase advertising time directly from our stations’ local sales staffs.

Advertising rates are based upon a number of factors, including:

•                  a program’s popularity among the viewers that an advertiser wishes to target (demographic ratings);

•                  the number of advertisers competing for the available time;

•                  the size of the market served by the station;

•                  the availability of alternative advertising media in the market area;

•                  the effectiveness of the sales forces; and

•                  development of projects, features and programs that tie advertiser messages to programming.

Our advertising revenues are positively affected by strong local economies, national, state and local political election campaigns, and certain events such as the Olympics or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations. The gross advertising revenues of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, our gross advertising revenues in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices as well as political issue-oriented advertising. A station’s local market strength, especially in local news ratings, is the primary factor that buyers use when placing political advertising. From time to time, proposals have been advanced in Congress to require television broadcast stations to provide some advertising time to political candidates at no charge, which could potentially reduce advertising revenues from political candidates. Our stations experienced a greater than expected amount of political advertising for the fiscal year 2006.

Local and regional advertising is sold by each station’s own sales representatives to local and other non-national advertisers or agencies. Generally, these contracts are short-term, although occasionally, longer-term packages will be sold. National spot advertising (generally a series of spot announcements between programs or within the station’s own programs) is sold by the station or its sales representatives directly to agencies representing national advertisers. Political advertising is generated by national, state and local elections, which can vary greatly from both market to market and year to year.

We also derive revenues from other sources, including trade and barter programming, Internet and network compensation. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming. Network compensation is the amount, if any, paid by a network to its affiliated stations for broadcasting network programs.

Compared to revenues from national advertising accounts, revenues from local advertising is generally more stable and more controllable. We seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities.

A television station’s rates are primarily determined by the estimated number of television homes it can provide for an advertiser’s message. The estimates of the total number of television homes in a market and the station’s share of those homes are based on the Nielsen Media Research industry-wide television rating service. The demographic make-up of the viewing audience is equally important to advertisers. A station’s rate card for national and local advertisers takes into account, in addition to audience delivered, such variables as the length of the commercial announcements and the quantity purchased. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the national and local economy. The sizes of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general. The strength of the local economy in each station’s market also significantly impacts revenues.

Results of Operations

Combined Results of Barrington Group

We were formed in October 2003 to acquire broadcasting stations and began operations on April 30, 2004 with the acquisition of WHOI and KHQA.  We acquired WEYI on May 14, 2004, KRCG on February 28, 2005 and KVII/KVIH on August 1, 2005.  In addition, we acquired WPDE and a local marketing agreement for WWMB on February 5, 2006 and we consummated the Raycom acquisition on August 11, 2006.  Therefore, the historical results set forth below are not comparable from year to year.  The results of operations for the fiscal year ended December 31, 2006 include a full fiscal year of operations for WHOI, KHQA,WEYI, KRCG and KVII/KVIH, as well as the operations for WPDE and WWMB for the period February 5,  2006 through December 31, 2006 and the Raycom stations from August 11, 2006 through December 31, 2006.  The results of operations for the fiscal year ended December 31, 2007 include a full fiscal year of operations for all the aforementioned stations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth our operating results for the year ended December 31, 2007 as compared to the year ended December 31, 2006.

	Years Ended December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Revenue:
Local	$81,275	$45,476	$35,799	78.7%
National	38,594	24,005	14,589	60.8
Political	1,712	14,746	(13,034)	(88.4)
Other	10,071	6,003	4,068	67.8
Gross revenue	131,652	90,230	41,422	45.9
Direct costs	19,113	14,167	4,946	34.9
Net revenue	112,539	76,063	36,476	48.0
Operating expenses:
Selling, technical and program expenses	58,089	33,876	24,213	71.5
General and administrative	19,440	12,289	7,151	58.2
Depreciation and amortization	29,459	20,133	9,326	46.3
Corporate	4,663	4,367	296	6.8
	111,651	70,665	40,986	58.0
Income from operations	888	5,398	(4,510)	(83.5)

Interest expense	(24,924)	(12,606)	(12,318)	97.7
Amortization of debt issuance costs	(1,693)	(735)	(958)	130.3
Interest income	80	143	(63)	(44.1)
Loss on early extinguishment of debt	—	(575)	575	(100.0)
Net interest expense	(26,537)	(13,773)	(12,764)	92.7
Non-cash gain	256	—	256	100.0
Loss before income taxes	(25,393)	(8,375)	(17,018)	203.2
Income tax benefit (expense)	64	(2,920)	2,984	(102.2)
Net loss	$(25,329)	$(11,295)	$(14,034)	124.2%

Our net revenue for the year ended December 31, 2007 was $112.5 million, as compared to $76.1 million for the year ended December 31, 2006, an increase of $36.5 million, or 48.0%.  The major components of, and changes to, net revenue were as follows:

•                  We acquired WPDE/WWMB in February 2006 and the Raycom stations in August 2006.  The WPDE/WWMB acquisition and the Raycom acquisition are included in our results of operations since the respective acquisition dates. For the year ended December 31, 2007, the WPDE/WWMB acquisition and the Raycom acquisition increased our net revenue by $39.8 million.

•                  Our gross political revenue for the year ended December 31, 2007 was $1.7 million, as compared to $14.7 million for the year ended December 31, 2006, a decrease of approximately $13.0 million, or 88.4%.  Political revenue for all of our stations for the year ended December 31, 2006 consisted of revenues associated with the mid-term congressional and gubernatorial races in Missouri, Michigan, New York, Ohio, and Illinois.  For the year ended December 31, 2007, gross political revenue was comprised primarily of political advertising associated with local political campaigns.

•                  Gross national revenue decreased by $0.5 million, or 5.2%, for the stations that were part of the group for the entire year ended December 31, 2006.  The decrease was primarily due to decreased spending by national automotive accounts and the reduction in national revenue caused by Olympic advertising in the first quarter of 2006.

Our operating expenses for the year ended December 31, 2007 were $111.7 million, as compared to $70.7 million for the year ended December 31, 2006, an increase of $41.0 million, or 58.0%.  The major changes to operating expenses were as follows:

•                 The expenses of WPDE/WWMB and the Raycom stations increased operating expenses by $41.2 million for the year ended December 31, 2007. Because all of these stations were acquired during the year ended December 31, 2006, the comparison for the year ended December 31, 2007 and the year ended December 31, 2006 was affected.

•                 Excluding the effect of the WPDE/WWMB acquisition and the Raycom acquisition, our selling, technical and programming expenses increased $1.1 million, or 6.9%, for the year ended December 31, 2007 caused equally by the continued investments in the development of centrally-coordinated websites and front end costs associated with the establishment of a centralized processing center for sales scheduling and the incremental expenses of WBSF, which was launched as a full power station in October 2006.  The increase in selling, technical and programming expenses was partially offset by decreases in general and administrative expenses and depreciation and amortization totaling $1.5 million.

•                 Total corporate expenses increased by $0.3 million to $4.7 million for the year ended December 31, 2007 from $4.4 million for the year ended December 31, 2006, primarily as result of staffing additions, increased compensation and additional professional fees and partially offset by a decrease in bonuses.

Our net interest expense, including amortization of debt issuance costs, for the year ended December 31, 2007 was $26.5 million as compared to $13.8 million for the year ended December 31, 2006, an increase of $12.7 million, or 92.7%. The increase was primarily caused by additional borrowings and a full year of interest costs associated with the issuance of the notes to fund the Raycom acquisition.

Non-cash gain for the year ended December 31, 2007 is attributable to the exchange of newsgathering equipment between WHOI in Peoria, Illinois and Sprint Nextel Corporation, or Nextel.  The FCC granted Nextel the right to reclaim a portion of the spectrum in the 2GHz band from broadcasters’ across the country.  In order to claim this spectrum, Nextel must exchange all the broadcasters’ electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2GHz band retained by the broadcasters.  A gain has been recorded in 2007 to the extent that the fair market value of the equipment received exceeded the book value of the analog equipment exchanged.  We expect to complete the Nextel exchange in our remaining 14 markets in 2008.

We had a nominal income tax benefit for the year ended December 31, 2007 compared to income tax expense of $2.9 million for the year ended December 31, 2006.  Income tax expense in 2006 related to the LLC conversion.

Our net loss was $25.3 million for the year ended December 31, 2007, compared to a loss of $11.3 million for the year ended December 31, 2006, a change of $14.0 million, or 124.2%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth our operating results for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  The results of operations for the fiscal year ended

December 31, 2005 include a full fiscal year of operations for WHOI, KHQA and WEYI, ten months of operations for KRCG and five months of operations for KVII.  For the fiscal year ended December 31, 2006, the results of operations set forth below include a full fiscal year of operations for the aforementioned stations as well as the operations for WPDE/WWMB from February 5, 2006 through December 31, 2006 and the Raycom stations from August 11, 2006 through December 31, 2006.

	Years Ended December 31,
	2006	2005	Change	% Change
		(dollars in thousands)
Revenue:
Local	$45,476	$17,866	$27,610	154.5%
National	24,005	9,073	14,932	164.6
Political	14,746	100	14,646	14,646.0
Other	6,003	2,745	3,258	118.7
Gross revenue	90,230	29,784	60,446	202.9
Direct costs	14,167	4,496	9,671	215.1
Net revenue	76,063	25,288	50,775	200.8
Operating expenses:
Selling, technical and program expenses	33,876	12,914	20,962	162.3
General and administrative	12,289	4,899	7,390	150.8
Depreciation and amortization	20,133	7,648	12,485	163.2
Corporate	4,367	1,720	2,647	153.9
	70,665	27,181	43,484	160.0
Income (loss) from operations	5,398	(1,893)	7,291	385.2

Interest expense	(12,606)	(2,990)	(9,616)	321.6
Amortization of debt issuance costs	(735)	(67)	(668)	997.0
Interest income	143	34	109	320.6
Loss on early extinguishment of debt	(575)	(2,047)	1,472	(71.9)
Net interest expense	(13,773)	(5,070)	(8,703)	171.7
Loss before income taxes	(8,375)	(6,963)	(1,412)	20.3
Income tax expense	(2,920)	(159)	(2,761)	1,736.5
Net loss	$(11,295)	$(7,122)	$(4,173)	58.6%

Our net revenues for the year ended December 31, 2006 were $76.1 million, as compared to $25.3 million for the year ended December 31, 2005, an increase of $50.8 million or 200.8%.  The major components of, and changes to, net revenue were as follows:

•                  We acquired KRCG in March 2005, KVII in August 2005, WPDE/WWMB in February 2006 and the Raycom stations in August of 2006. The KRCG acquisition, the KVII/KVIH acquisition, the WPDE/WWMB acquisition and the Raycom acquisition are included in our results of operations since the respective acquisition dates. For the year ended December 31, 2006, the KRCG acquisition, the KVII/KVIH acquisition, the WPDE/WWMB acquisition and the Raycom acquisition increased our net revenues by $49.1 million.

•                  Our gross political revenues for the year ended December 31, 2006 were $14.7 million, as compared to $0.1 million for the year ended December 31, 2005, an increase of approximately $14.6 million.  Approximately 83% of the increase, or $12.1 million, was attributable to the KRCG acquisition, the KVII/KVIH acquisition, the WPDE/WWMB acquisition and the Raycom acquisition.  Political revenues for the year ended December 31, 2006 were positively impacted by the mid-term congressional and gubernatorial races in Missouri, Michigan, New York, Ohio, and Illinois.

•                  For the stations that were part of the group during 2005, gross local revenues increased by $0.3 million, or 2.9%. The increase in gross local revenues was caused by an increased focus on local accounts and improved selling strategies.

•                  Our gross national revenues decreased by $0.5 million, or 7.6%, for the stations that were part of the group during 2005.  The decrease in gross national revenues for the years ended December 31, 2006 was primarily due to decreased spending by national automotive accounts.

Our operating expenses for the years ended December 31, 2006 were $70.7 million, as compared to $27.2 million for the years ended December 31, 2005, an increase of $43.5 million, or 160.0%.  The major changes to operating expenses were as follows:

•                  The expenses of KRCG, KVII, WPDE/WWMB and the Raycom stations were $46.9 million for the year ended December 31, 2006. The expenses of KRCG and KVII, which are included in our results of operations from March 1, 2005 and August 1, 2005, respectively, totaled $7.6 million for the year ended December 31, 2005. In addition, because Barrington Group acquired WPDE/WWMB and the Raycom stations subsequent to December 31, 2005, the comparison between the years ended December 31, 2006 and December 31, 2005 was also affected by these acquisitions.

•                  Excluding the effect of the KRCG acquisition, the KVII/KVIH acquisition, the WPDE/WWMB acquisition and the Raycom acquisition, our selling, technical and programming expenses and general and administrative expenses increased $1.4 million, or 10.3%, for the year ended December 31, 2006, as a result of increased costs associated with restructured sales management at WEYI and scheduled payroll increases.

•                  Our corporate expenses increased by $2.7 million for the year ended December 31, 2006 to $4.4 million from $1.7 million for the year ended December 31, 2005 primarily as result of $1.0 million of bonuses paid to certain members of management, $0.3 million of fees in connection with the merger of Barrington Corporation with and into Barrington Group, increased personnel in connection with the Raycom acquisition, and increased professional fees.

Our net interest expense for the year ended December 31, 2006 was $13.8 million as compared to $5.1 million for the year ended December 31, 2005, an increase of $8.7 million, or 171.7%. The increase was caused by the additional interest expense associated with the additional debt incurred and the issuance of the notes to fund the Raycom acquisition.  The refinancing also resulted in the write-off of unamortized debt issuance costs of $0.6 million for the year ended December 31, 2006. For the year ended December 31, 2005, material modifications of Barrington Group’s debt associated with the 2005 acquisitions resulted in a write-off of unamortized debt issuance costs totaling $2.0 million.

Our income tax expense for the year ended December 31, 2006 was approximately $2.9 million which included additional federal and state taxes of $2.4 million paid in connection with the merger of Barrington Corporation with and into Barrington Group and accruals for additional state income taxes of approximately $0.5 million as a result of the LLC conversion.

Our net loss was $11.3 million for the year ended December 31, 2006, as compared to $7.1 million for the year ended December 31, 2005, an increase of $4.2 million, or 58.6%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facility and capital contributions.  Our need for liquidity arises primarily from acquisitions, capital expenditures and interest payable on our credit facility and the notes.  In the first quarter of 2008, we utilized $5.0 million of our revolving facility to fund seasonal working capital needs.  We expect that cash from operations and borrowings under our revolving facility will be sufficient to cover our liquidity requirements and those required for debt service needs and capital expenditure needs during the next twelve months.

Cash flows from operating activities.  Our cash flows provided by operating activities for year ended December 31, 2007 were $6.1 million as compared to $12.3 million for the year ended December 31, 2006.  The decrease in cash flows provided by operating activities of $6.2 million was primarily caused by the increase of $5.2 million in accrued interest in 2006 related to the financing for the Raycom acquisition, which was paid in 2007.  Additionally, cash film payments increased $2.6 million for the year ended December 31, 2007 also due to the acquisition of the Raycom stations.  These increases were partially offset by the build up in working capital associated with the addition of the Raycom stations.

Cash flows from investing activities.  Our cash flows used in investing activities were $7.0 million for the year ended December 31, 2007, as compared to $297.3 million for the year ended December 31, 2006.   The WPDE/WWMB acquisition was completed in February 2006 for $24.8 million, of which $24.5 million was incurred in 2006.  In addition, the Raycom acquisition was completed in August 2006, with costs totaling $264.1 million for the year ended December 31, 2006 and $0.8 million for the year ended December 31, 2007.  Purchases of property and equipment for the year ended December 31, 2007 were $6.2 million as compared to $8.7 million for the year ended December 31, 2006.  The decrease of $2.5 million reflects the reduction of initial property and equipment investments needed at the Raycom stations.

Cash flows from financing activities.  Our cash flows used in financing activities were $1.7 million for the year ended December 31, 2007, compared to $288.6 million provided by financing activities for the year ended December 31, 2006.  The cash flows used in financing activities for the year ended December 31, 2007 were primarily used to pay $1.5 million in scheduled principal payments on the term facility.  In addition, in August 2007, we received a loan of $0.5 million from our equity sponsor to offset costs of the pending acquisition of WGTU and WGTQ.  The cash flows provided by financing activities for the year ended December 31, 2006 were primarily due to the $79.8 million in capital contributions associated with the acquisition of WPDE/WWMB and the Raycom stations.  In addition, we borrowed $7.0 million in February 2006 to partially fund the WPDE/WWMB acquisition and in August 2006 borrowed $150.0 million and issued $125.0 million aggregate principal amount of the notes to fund the Raycom acquisition and repay our existing long-term debt.

Our credit facility and notes.  In order to finance the Raycom acquisition, we entered into a credit facility on August 11, 2006. Our credit facility is comprised of a $147.5 million senior secured term facility and a $25.0 million senior secured revolving facility. Together with $125.0 million of funds from our offering of the notes and capital contributions from our equity sponsor in the amount of $60.5 million, our credit facility provided the resources to complete the Raycom acquisition, as well as to repay $61.0 million of our existing long-term debt.  As of December 31, 2007, the balance on the term facility was $145.7 million.  Borrowings against the revolving facility during the year ended December 31, 2007 totaled $9.4 million and were repaid in full by December 31, 2007 with cash flows from operations.

The term facility has a seven-year maturity and the revolving facility has a six-year maturity. The obligations under our credit facility are guaranteed by Barrington Broadcasting and all of our direct and indirect subsidiaries. Our credit facility is secured by a first priority lien on substantially all of our and our direct and indirect subsidiaries’ existing and future assets.

Borrowings under our credit facility bear interest at a floating rate, which can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin payable at least annually.  Base rate is defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds effective rate plus 0.50%.  The applicable margin for (x) the term facility is 2.25% for LIBOR loans and 1.25% for base rate loans and (y) the revolving facility is 2.25% for LIBOR loans and 1.25% for base rate loans for the first nine months and subject to a pricing grid thereafter based on total leverage.  The interest rate payable under our credit facility will increase by 2.0% per annum during the continuance of an event of default. The unused portion of the revolving facility is subject to a commitment fee of 0.50% per year.

In addition, on August 11, 2006, we issued $125.0 million aggregate principal amount of the notes and used the net proceeds of such offering to consummate the Raycom acquisition.  The notes mature on August 15, 2014.  Interest is payable on the notes semi-annually in cash on February 15 and August 15 of each year.  The notes are unconditionally guaranteed on an unsecured senior subordinated basis by all of our current and future restricted subsidiaries (other than Barrington Capital) that guarantee our and our subsidiaries’ other indebtedness.  The notes bear interest at a fixed rate of 10.5%.

Our credit facility and the indenture governing the notes limit our ability to:

•                  incur additional indebtedness and issue certain preferred stock;

•                  pay dividends on our capital stock or repurchase our capital stock or subordinated debt;

•                  make investments;

•                  create certain liens;

•                  sell certain assets or merge or consolidate with or into other companies;

•                  incur restriction on the ability of our subsidiaries to make distributions or transfer assets to us; and

•                  enter into transactions with affiliates.

Our credit facility also contains certain defined conditions of default and covenants, including requirements to maintain various financial ratios and manage our business prudently.  Continued availability of the revolving facility will be predicated on compliance with these covenants. For additional information regarding our credit facility and the notes, see Note E to our consolidated financial statements included elsewhere in this Annual Report.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

							2013 and
	Total	2008	2009	2010	2011	2012	After
			(dollars in thousands)
Term facility	$145,656	$1,475	$1,475	$1,475	$1,475	$1,475	$138,281
Senior subordinated notes	125,000	—	—	—	—	—	125,000
SagamoreHill term loan	2,420	25	25	25	25	25	2,295
Related party loan	503	503	—	—	—	—	—
Contracts payable	1,423	138	115	112	108	555	395
Program broadcast payables	6,086	4,523	646	504	197	121	95
Total obligations reported as liabilities	281,088	6,664	2,261	2,116	1,805	2,176	266,066

Interest on long-term debt obligations(1)	145,460	23,795	23,687	23,578	23,469	23,361	27,570
Non-cancelable commitments to purchase program broadcast rights	10,915	955	3,824	3,333	2,002	705	96
Operating lease obligations	7,160	1,026	943	873	714	665	2,939
Total contractual obligations	$444,623	$32,440	$30,715	$29,900	$27,990	$26,907	$296,671

(1)               Represents estimated interest expense on the term facility of our credit facility and the SagamoreHill term loan based on the expected future debt balances and using the floating interest rates on the obligations as of December 31, 2007.  Additionally, interest expense on the notes was calculated at 10.5% annually through maturity.

Seasonality

Our business has experienced and is expected to continue to experience significant seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits.  The advertising revenue of television broadcasting stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  In addition, advertising revenue tends to be higher in even-numbered years, when national, state and local political advertising is a significant element of advertising revenue.  Historically, in odd-numbered years, little if any revenue is obtained from political advertising.

Off-Balance Sheet Arrangements

We have various operating lease obligations for equipment, land and office space that expire through March 2022. In addition, we account for program rights and obligations in accordance with SFAS No. 63, “Financial Reporting by Broadcasters”, or SFAS 63, which requires us to record program rights agreements on our balance sheet on the first broadcast date of the program. We have commitments for future program rights agreements not recorded on our balance sheet at December 31, 2007. For a summary of these non-cancelable commitments, see the Summary of Contractual Obligations table included in this Annual Report.  Other than these operating leases and program rights agreements, we do not have any off-balance sheet arrangements as of December 31, 2007.

Inflation

We do not believe inflation has a significant effect on our operations.

Critical Accounting Policies and Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures.  Actual results could differ from those assumptions and estimates.  The accounting policies that are most significant and sensitive to assumptions and estimates include allocation of a station’s purchase price to identifiable assets, and the procedures used to evaluate various assets for impairment.

Purchase accounting.  The purchase of stations involves allocation of the purchase price according to the estimated fair market values of the monetary, tangible, and intangible assets acquired.  The allocated values are “pushed-down” to become the restated asset costs on the books of the subsidiary companies representing the individual stations.   We obtain outside appraisals following our purchases of stations.  The values assigned by the appraisals may differ from the estimates initially assigned by us at the time of purchase.  Generally accepted accounting principals allow up to one year for completion of the determination of allocation of values, so changes to the estimated purchase price allocations may materially change the depreciation and amortization expenses reported up to one year from purchase.  All purchase price allocations were finalized prior to December 31, 2007.

Impairment of long-lived assets.  Generally accepted accounting principles require that most long-lived assets are carried at the lower of cost or fair value.  Such assets compose the major portion of Barrington Group’s total assets and exceed member’s equity.  We review and test our indefinite lived assets for potential impairment at least annually and tests its long-lived assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.  This review requires assumptions and estimates of future cash flows to be generated by its stations, discount rates to be used in present value calculations, expected future benefits from network affiliation contracts, and other future conditions.  Changes in market conditions or our plans could change management’s judgments regarding impairment of assets.

Derivative Financial Instruments.  We invest in derivative financial instruments to limit our exposure to interest rate increases on our floating rate debt.  We recognize at fair value all derivatives, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability.  The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations.  If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income.  If the derivative does not qualify as a hedge, its carrying value must be periodically adjusted to fair value, with any gain or loss recognized in operating results.

Recent Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a comprehensive definition of fair value and provides measurement standards and disclosure requirements for entities to use in the application of the concept as is already required or permitted in other accounting standards.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes as optional but irrevocable once elected, the accounting application of fair value for financial assets and liabilities.

We are currently evaluating the impact of SFAS Nos. 157 and 159 and do not believe they will have a significant impact on our financial position or results of operations.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS No. 141(R), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.  We expect the adoption of SFAS No. 141(R) to have a significant impact on any future acquisitions.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”, or SFAS No. 160, which is effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards with regard to noncontrolling, or minority interests, in consolidated financial statements.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements for the year ending December 31, 2009 and beyond, but do not presently anticipate it will have a material effect on our consolidated financial position and results of operations.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We have no cash flow exposure due to rate changes on the notes because they bear interest at fixed rates.  However, our credit facility bears interest at floating rates based on LIBOR.  Accordingly, we are exposed to potential losses related to changes in interest rates.  If there is a rise in interest rates, our debt service obligations on the borrowings under our credit facility would increase even though the amount borrowed remained the same, which would affect our results of operations. A 1% change in LIBOR would result in our interest expense under our credit facility fluctuating approximately $1.5 million per year, without taking into account any hedging instruments.

We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our interest rate risk, we entered into two interest rate cap agreements to effectively fix the interest rate on the borrowings under our credit facility. The agreement governing our 5.0% interest rate cap dated June 1, 2005, specified a notional amount of $44.0 million and expired on May 31, 2007.  The agreement governing our 5.5% interest rate cap dated November 9, 2005, specified a notional amount of $20.0 million and expired on November 14, 2007. We are required to reflect our interest rate caps on our balance sheet at fair market value. As such, we are exposed to potential gains and losses due to changes in interest rates. As a result of the mark-to market adjustment required each quarter, we recorded a $0.1 million loss on the interest rate caps for the year ended December 31, 2007, a nominal loss for the year ended December 31, 2006 and a nominal gain on the interest rate cap for the year ended December 31, 2005.

In January 2007, we entered into two interest rate collar agreements, each effective on February 12, 2007, to limit our exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates.    The notional amount of each interest rate collar agreement is $40,000,000 and both expire on February 12, 2011.

In May 2007, we entered into two additional interest rate collar agreements, each effective on August 14, 2007, to further limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates and to replace the $44,000,000 interest rate cap agreement that expired in May 2007.  The notional amount of each interest rate collar agreement is $20,000,000.  The agreements expire on August 14, 2010 and August 16, 2010.

The collar agreements are designated as hedging instruments under SFAS No. 133 Accounting for Derivatives and Hedging Activities, or SFAS No. 133.  In accordance with SFAS No. 133, unrealized changes in the fair value of these agreements are recorded in other comprehensive income. The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.

The interest rate collar agreements provide that we will receive payment when the three-month LIBOR rises above 5.5% and requires payment when the three-month LIBOR falls below 4.84% on the first $80,000,000 and 4.845% on the subsequent $40,000,000.  During the year ended December 31, 2007, payments received on the interest rate collars totaled $8,000.  At December 31, 2007, the value of the interest rate collar agreements was reflected as a liability in the amount of $3.7 million based on the fair value of the collars as of that date.  In the event that interest rate expectations change, the effect of the change in the valuation of the interest rate collars to maturity will be reflected through other comprehensive income or loss.

ITEM 8.                             Consolidated Financial Statements and Supplementary Data.

BARRINGTON BROADCASTING GROUP LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Member

Barrington Broadcasting Group LLC

We have audited the accompanying consolidated balance sheets of Barrington Broadcasting Group LLC, (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and member’s/stockholder’s equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrington Broadcasting Group LLC at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
Milwaukee, Wisconsin
March 17, 2008

BARRINGTON BROADCASTING GROUP LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,268	$4,920
Trade receivables, less allowance for doubtful accounts of $553 and $744, respectively	22,837	23,229
Current portion of program broadcast rights	3,149	3,599
Prepaid expenses and other current assets	1,842	1,436
	30,096	33,184

Program broadcast rights	1,169	1,068
Debt issuance costs	10,152	11,318
Investment in joint ventures	1,440	1,498
Other	38	708

Property and equipment, net	77,579	95,425

Goodwill	9,922	9,278
Other intangibles, net	267,753	272,142
TOTAL ASSETS	$398,149	$424,621

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$1,318	$1,721
Current portion of program broadcast payable	4,523	4,449
Current maturities of long-term debt, including related party loan of $503 and $0, respectively	2,003	1,500
Current portion of contracts payable	138	327
Accrued interest	6,314	5,722
Accrued expenses and other liabilities	4,696	4,963
Deferred revenue - current	143	149
Total current liabilities	19,135	18,831

Long-term debt	271,576	273,076
Contracts payable	1,285	1,502
Program broadcast payable	1,563	1,434
Interest rate collar	3,673	—
Deferred revenue	1,430	1,289

MEMBER’S EQUITY
Member’s equity	103,160	128,489
Other comprehensive loss	(3,673)	—
Total member’s equity	99,487	128,489

TOTAL LIABILITIES AND MEMBER’S EQUITY	$398,149	$424,621

See accompanying notes to consolidated financial statements

BARRINGTON BROADCASTING GROUP LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2007	2006	2005

NET REVENUES	$112,539	$76,063	$25,288

OPERATING EXPENSES
Selling, technical and program expenses	58,089	33,876	12,914
General and administrative	19,440	12,289	4,899
Depreciation and amortization	29,459	20,133	7,648
Corporate	4,663	4,367	1,720
Total operating expenses	111,651	70,665	27,181

INCOME (LOSS) FROM OPERATIONS	888	5,398	(1,893)

INTEREST (EXPENSE) INCOME
Interest expense	(24,924)	(12,606)	(2,990)
Amortization of debt issuance costs	(1,693)	(735)	(67)
Interest income	80	143	34
Loss on early extinguishment of debt	—	(575)	(2,047)
Total net interest expense	(26,537)	(13,773)	(5,070)

OTHER NON-OPERATING INCOME
Non-cash gain	256	—	—
Total non-operating income	256	—	—

LOSS BEFORE INCOME TAXES	(25,393)	(8,375)	(6,963)

INCOME TAX BENEFIT (EXPENSE)	64	(2,920)	(159)

NET LOSS	$(25,329)	$(11,295)	$(7,122)

See accompanying notes to consolidated financial statements

BARRINGTON BROADCASTING GROUP LLC

Consolidated Statement of Member’s/Stockholder’s Equity

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

		Additional		Other
	Member’s	Paid-In	Accumulated	Comprehesive
	Equity	Capital	Deficit	Loss	Total

Balance at December 31, 2004	$—	$25,558	$(311)	$—	$25,247

Contributed capital	—	41,881	—	—	41,881
Net loss	—	—	(7,122)	—	(7,122)
Balance at December 31, 2005	$—	$67,439	$(7,433)	$—	$60,006

Conversion to LLC	60,006	(67,439)	7,433	—	—
Contributed members equity	79,778	—	—	—	79,778
Net loss	(11,295)	—	—	—	(11,295)
Balance at December 31, 2006	$128,489	$—	$—	$—	$128,489

Net loss	(25,329)	—	—	—	(25,329)
Other comprehensive loss - change in fair market value of interest rate collars	—	—	—	(3,673)	(3,673)
Balance at December 31, 2007	$103,160	$—	$—	$(3,673)	$99,487

See accompanying notes to consolidated financial statements

BARRINGTON BROADCASTING GROUP LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,329)	$(11,295)	$(7,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,164	16,032	6,727
Amortization of program broadcast rights	5,153	3,053	1,246
Payments of program broadcast payable	(4,709)	(2,130)	(1,067)
Amortization of intangibles, debt issuance costs and network contract	6,171	4,607	983
Loss on early extinguishment of debt	—	575	2,047
Loss on non-hedge interest rate caps	83	6	20
Barter revenue net of expenses	(352)	(618)	(214)
Loss on disposal, exchange and impairment of property and equipment	565	220	5
Imputed interest on long term contracts	15	52	—
Equity in loss of joint ventures	85	9	—
Changes in assets and liabilities that relate to operations, net of effect of acquisitions:
Trade receivables	392	(4,759)	(2,636)
Prepaid expenses and other	(386)	101	(890)
Accounts payable	(235)	696	485
Accrued interest	592	5,249	—
Accrued expenses	(267)	548	685
Deferred revenue	135	(70)	526
Net cash provided by operating activities	6,077	12,276	905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,175)	(8,720)	(2,812)
Proceeds from disposition of assets	43	58	12
Acquisition of television stations, net of cash acquired	(831)	(288,614)	(66,134)
Investment in joint ventures	(27)	—	—
Net cash used in investing activities	(6,990)	(297,276)	(68,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	—	400	(8)
Issuance of senior subordinated notes	—	125,000	—
Proceeds from SagamoreHill term loan	—	4,900	—
Repayment of SagamoreHill term loan	—	(2,450)	—
Repayment of long term debt	—	(58,568)	—
Proceeds from long-term debt	—	152,050	28,518
Proceeds from related party loan	503	—	—
Principal payments on long-term debt and capital leases	(1,500)	(375)	(3)
Payments of contracts payable	(215)	(33)	(109)
Contributed capital	—	79,778	41,881
Payment of debt issuance costs	(527)	(12,119)	(1,850)
Net cash (used in) provided by financing activities	(1,739)	288,583	67,929

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,652)	3,583	(100)
Cash and cash equivalents, beginning of year	4,920	1,337	1,437
Cash and cash equivalents, end of year	$2,268	$4,920	$1,337

See accompanying notes to consolidated financial statements

	Years Ended December 31,
	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments of interest	$24,234	$7,299	$2,629

Cash (refunds) payments of income taxes	$(64)	$2,344	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of program broadcast rights	$(4,894)	$(2,720)	$(935)

Equipment acquired by barter transactions	$(184)	$(119)	$(191)

Fair market value of equipment acquired in exchange	$(258)	$—	$—

ACQUISITION OF TELEVISION STATIONS
Current assets acquired	$—	$12,386	$—
Property and equipment acquired	—	72,014	16,152
Joint venture interests and other long term receivables	—	2,074	—
Intangible assets acquired	644	209,212	49,880
Current liablities assumed	—	(3,979)	(99)
Program broadcast rights acquired	(90)	3,944	505
Program broadcast liabilities assumed	(18)	(4,042)	(526)
Other long term liabilities assumed	295	(2,792)	—
Total cost of acquisition of stations, net	$831	$288,817	$65,912
Amounts received in 2006 pertaining to 2005 acquisitions	—	(203)	203
Total payment for station acquisitions in current period	$831	$288,614	$66,134

See accompanying notes to consolidated financial statements

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements

(Note A) – Basis of Presentation and Accounting Policies

Nature of Business – Barrington Broadcasting Group LLC, or Barrington Group, owns and operates 21 television stations located in 15 markets in the United States.  Barrington Group’s revenues are derived primarily from the sale of advertising time and, to a lesser extent, internet advertising, network compensation and barter transactions for goods and services.  The stations sell commercial time during programs to national, regional and local advertisers.  The networks also sell commercial time during the programs to national advertisers.

The advertising revenue of the stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.  Additionally, advertising revenue in even-numbered years can benefit from demand for advertising time in Olympic broadcasts and advertising placed by candidates for political offices as well as political issue-oriented advertising.  Credit arrangements are determined on an individual customer basis.  Segment information is not presented because all of Barrington Group’s revenue is attributed to a single reportable segment.

Basis of Presentation – The consolidated financial statements include the accounts of Barrington Group and its television stations consisting of WEYI, Flint, Michigan; WBSF, Bay City, Michigan;  WNWO, Toledo, Ohio;  WSTM and WSTQ, Syracuse, New York; WACH, Columbia, South Carolina; KGBT, Harlingen, Texas; KXRM and KXTU, Colorado Springs, Colorado;  WPDE,  Myrtle Beach, South Carolina; WPBN and WTOM, Traverse City, Michigan;  WHOI  Peoria, Illinois;  KVII and KVIH, Amarillo, Texas;  KRCG, Columbia, Missouri;  WFXL, Albany, Georgia; KHQA, Quincy, Illinois; WLUC, Marquette, Michigan; and KTVO, Kirksville, Missouri, all of which are wholly-owned.  Barrington Group also programs WWMB, owned by SagamoreHill of Carolina, LLC, or SagamoreHill, in South Carolina, under a local marketing agreement, or LMA.  SagamoreHill is consolidated as a variable interest entity in accordance with Financial Accounting Standards Board Interpretation No. 46 (R), or FIN 46R, Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51.  All significant intercompany accounts and transactions have been eliminated.  Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

On August 11, 2006 all of Barrington Broadcasting Corporation’s, or Barrington Corporation’s, existing operating subsidiaries merged with and into newly-formed limited liability company subsidiaries of Barrington Corporation and Barrington Corporation merged with and into Barrington Group.  Barrington Group, the survivor of such merger, acquired twelve television stations from Raycom Media Inc., or Raycom, and Barrington Group entered into a new credit facility with a $147,500,000 term loan facility and a $25,000,000 revolving facility.  In addition, Barrington Capital Corporation, or Barrington Capital, was formed on August 11, 2006 to be a co-issuer of the $125,000,000 10.5% Senior Subordinated Notes due 2014, or the notes, in connection with the Raycom transaction.  The financial statements include the consolidated financial statements of Barrington Group (formerly Barrington Corporation).

Significant Accounting Policies

(1) Accounting estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Barrington Group’s actual results could differ from those estimates.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

(2)          Cash equivalents and concentration

Barrington Group considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Barrington Group’s excess cash is invested primarily in mutual funds consisting of U.S. government securities and money market funds.

At various times during the periods, Barrington Group had cash and cash equivalents on deposit with a financial institution in excess of federal depository insurance limits.  Barrington Group has not experienced any credit losses on these deposits.

(3)          Accounts receivable and allowance for doubtful accounts

Barrington Group’s accounts receivable consists primarily of billings to its customers for advertising spots aired and also includes amounts for production and other similar activities.  Trade receivables normally have terms of 30 days and Barrington Group has no interest provision for customer accounts that are past due.  Barrington Group maintains an allowance for estimated losses resulting from the inability of customers to make required payments.  Barrington Group makes estimates of the amount of uncollectible accounts receivable and specifically reviews historical write-off activity by market, large customer concentrations, customer creditworthiness, and changes in customer payment practices when evaluating the adequacy of the allowance for doubtful accounts.  Accounts receivable are charged to the allowance when the company determines that the receivable will not be collectible.  Barrington Group recorded bad debt expense of $403,000, $371,000 and $131,000 for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in general and administrative expenses in Barrington Group’s consolidated statements of operations.

The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	December 31,
	2007	2006	2005
Allowance for doubtful accounts
Balance at beginning of year	$744	$127	$92
Additions charged to expense	403	371	134
Increase in allowance due to acquisitions	—	585	—
Balances written off, net of fees and recoveries	(594)	(339)	(99)
Balance at end of year	$553	$744	$127

(4)          Revenues

Revenue related to the sale of advertising is recognized at the time of broadcast.  Net revenues are shown net of agency and national representatives’ commissions. Revenue is recognized on network affiliation agreements over the term of each contract on a straight-line basis. Payments received from networks in advance of the period in which they are earned are recognized as deferred revenue and classified between current and long-term.

Approximately 25% of gross revenues for the year ended December 31, 2007 consisted of automotive advertising revenues.  A significant decrease in these revenues in the future could

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

materially and adversely affect our results of operations and cash flows, which could affect our ability to fund operations and service our debt obligations.

(5)          Barter transactions

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used.  In addition, revenue and expense from barter transactions include the recognition of revenue and expense pursuant to programming contracts whereby advertising time is given in exchange for the license to broadcast a program. Barter transactions are recorded at the fair market value of the asset or service received.  For the year ended December 31, 2007, barter revenue and expenses totaled $5,300,000 and $4,954,000, respectively. For the period ended December 31, 2006, revenues from barter transactions totaled $3,627,000 and barter expenses totaled $3,006,000.  Barter revenue and expense for the year ended December 31, 2005 totaled $1,303,000 and $1,089,000, respectively.

(6)          Program broadcast rights and liabilities

Program broadcast rights represent rights for the telecast of feature length motion pictures, series produced for television, and other films and are presented at the lower of amortized cost or estimated net realizable value.  Each agreement is recorded as an asset and liability when the license period begins, and the program is available for its first showing.  Program broadcast rights are amortized on the straight-line method over the life of the contract, which is included in selling, technical and program expenses.  The agreements are classified between current and long-term assets according to the estimated time of future usage.  The related liability is classified between current and long-term on the basis of the payment terms.

(7)          Advertising expense

Advertising costs are expensed as incurred. Barrington Group incurred advertising costs in the amounts of $1,451,000, $627,000 and $222,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)          Debt issuance costs and station acquisition costs

Debt issuance costs are amounts incurred in connection with long-term financing.  The costs are amortized using the straight line method over the terms of the related debt which approximates the effective interest method.  Costs incurred in connection with long-term financing that is not consummated are expensed at the point in time when the negotiation regarding the financing ceases.

Acquisition costs are amounts incurred in connection with acquiring additional television stations. Costs incurred in connection with acquisitions not consummated are expensed at the point in time when the negotiation regarding the acquisition ceases.  Acquisition costs related to successful acquisitions are treated as part of the purchase price and are allocated to the assets purchased.

(9)          Property and equipment and intangible assets

(a)          Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Intangible assets are amortized over their estimated lives as described below.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

The following are the estimated ranges of the useful lives of the assets:

Years
Building and improvements	5 - 40
Towers	5 - 10
Transmission equipment	3 - 10
Other equipment	1 - 5
Furniture and fixtures	4 - 10
Network affiliation agreements	5 - 11
Advertiser contracts and income leases	1 - 39

Expenditures for repairs and maintenance that do not extend the useful life of assets are charged to operations when incurred.  When assets are sold or retired, the cost of the asset and the related accumulated depreciation are eliminated, and any gain or loss is recognized at such time.

The FCC has granted to Sprint Nextel Corporation, or Nextel, the right to reclaim a portion of the spectrum in the 2 GHz band from broadcasters across the country.  In order to claim this spectrum, Nextel must exchange all of the broadcasters’ electronic newsgathering equipment currently using this spectrum with digital equipment capable of operating in the reformatted portion of the 2 GHz band retained by the broadcasters.  As the equipment is exchanged into service in each of Barrington Group’s markets, a gain or loss will be recorded to the extent that the fair market value of the equipment received exceeds or is less than the book value of the analog equipment exchanged.

During the year ended December 31, 2007, one of Barrington Group’s stations had completed the exchange of equipment with Nextel.  The fair market value of the equipment received and placed into service during the year ended December 31, 2007 was $258,000.  The excess of fair market value as compared to the carrying value of equipment exchanged of $256,000 was recorded as a non-cash gain in other, non-operating income in the accompanying consolidated statement of operations.

(b)         Intangible assets and goodwill totaled $277,675,000 and $281,420,000 at December 31, 2007 and 2006, respectively.  Intangible assets are principally comprised of network affiliation agreements and Federal Communications Commission, or FCC, licenses.  FCC licenses are considered indefinite-lived and are not amortized for financial reporting purposes in accordance with generally accepted accounting principles in the United States.  Network affiliation agreements are recorded at appraised value at the time of acquisition and amortized over the remaining life of the network contract. Advertiser lists and trademarks have been recorded at appraised value when acquired and are amortized over three years.  Advertiser contracts and income leases have been recorded at appraised value when acquired and are amortized over the life of the contract or lease.

(c)          Barrington Group applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that indefinite-lived intangible assets be tested for impairment at least annually.  Barrington Group considers each one of its television stations a reporting unit and as such tests its goodwill and indefinite-lived assets annually for impairment each September 30 unless events or circumstances would require an additional interim review.  Annual impairment tests made by Barrington Group resulted in no adjustment to the carrying value.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

(d)  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Any impairment loss would be recognized when the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the asset.  If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

(10)  Income taxes

Barrington Broadcasting Corporation was organized as a C-corporation for income tax purposes.  As such, deferred taxes were provided based on the liability method whereby deferred tax assets were recognized for deductible temporary differences, operating losses and tax credit carryforwards.  Deferred tax liabilities were recognized for taxable temporary differences.  Temporary differences consisted of the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets would not be realized.  As a result of the merger of Barrington Corporation into Barrington Group on August 11, 2006, Barrington Group now passes all taxable profits or losses directly to its member, in a manner similar to a partnership.  Accordingly, Barrington Group is not subject to federal income taxes but remains taxable for certain state taxes in some jurisdictions.

(11)  Employee benefits

Barrington Group has a defined contribution plan covering all eligible employees.  Barrington Group’s contribution is at the discretion of the Board of Directors.

Barrington Group is self-insured for health benefits, which are offered to all full-time employees with specified periods of service.  Insurance coverage is maintained by Barrington Group for claims in excess of specific and annual aggregate limits.

(12)  Derivative Financial Instruments

Barrington Group accounts for derivative financial instruments under the provisions of SFAS No. 133, Accounting for Derivative and Hedging Activities, which was amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 established accounting and reporting standards for: (1) derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives; and (2) hedging activities.  (See Note F).

(13)  Financial Instruments

Barrington Group’s financial instruments consist of cash, trade receivables, accounts payable and long-term debt. Barrington Group’s estimate of fair value of these instruments approximates their carrying amount at December 31, 2007, 2006 and 2005.

(Note B) – Acquisition of Television Stations

On August 31, 2007, Barrington Group entered into an Asset Purchase Agreement, or the WGTU APA, with Max Media of Traverse City LLC and MTC License LLC to acquire television station WGTU

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

and its satellite WGTQ, which serve the Traverse City-Cadillac, Michigan market.  The acquisition is subject to FCC approval which was initially granted on January 29, 2008.  Without any objection, final grant is generally forty days from the initial grant date.  Under the terms of the WGTU APA the acquisition will be completed the first of the month after the final grant.  The purchase price for the acquisition of WGTU and WGTQ is $10,000,000, of which $500,000 is being held in escrow pending the closing.  Simultaneously with entering into the WGTU APA, Barrington Group assigned its rights under the WGTU APA to Tucker Broadcasting of Traverse City, Inc, or Tucker, an unrelated third party.  Barrington Group expects to guarantee up to $7,000,000 of indebtedness to be incurred by Tucker to finance the acquisition of WGTU/WGTQ

Barrington Group and Tucker also entered into a Shared Services Agreement, or SSA, pursuant to which Barrington Group will, following Tucker’s acquisition of WGTU/WGTQ, provide technical, engineering and certain other support services to WGTU/WGTQ for a fee.  In addition, Barrington Group and Tucker entered into a Joint Sales Agreement, or JSA, pursuant to which Barrington Group will have the right to provide up to 15% of WGTU/WGTQ’s weekly programming and will sell WGTU/WGTQ’s local advertising on a commissioned basis.

In connection with the WGTU APA, the SSA and the JSA, Tucker granted Barrington Group an option to subsequently acquire the equity of Tucker or WGTU/WGTQ’s assets subject to certain conditions.

On February 6, 2006, Barrington Group completed the acquisition of all of the television broadcasting assets of WPDE, Myrtle Beach, South Carolina from Diversified Communications, referred to as the WPDE/WWMB acquisition. In addition to the assets of WPDE, Barrington Group acquired the rights to operate WWMB, Myrtle Beach, South Carolina and an option to purchase the station from SagamoreHill.  The WPDE/WWMB acquisition was funded with cash provided by contributed capital and bank financing. Concurrently with the WPDE transaction, WWMB, the CW affiliate serving Myrtle Beach was purchased by SagamoreHill.  Barrington Group operates WWMB on behalf of SagamoreHill under an LMA.  Under the terms of the LMA, Barrington Group makes periodic payments to SagamoreHill for the right to provide programming and sell advertising on WWMB.  SagamoreHill retains ultimate control and responsibility for the operation of the station.  Barrington Group guarantees full payment of all obligations incurred by SagamoreHill and SagamoreHill of Carolina Licenses, LLC, which owns WWMB’s FCC license, under a $2,450,000 senior credit facility entered into by SagamoreHill and SagamoreHill of Carolina Licenses, LLC.  SagamoreHill is considered a variable interest entity and in accordance with FIN 46R, our interest in SagamoreHill is included in the consolidated financial statements as of February 6, 2006.  Barrington Group acquired an option to acquire the assets of SagamoreHill for a base value of $2,367,000. The option price increases by 5% annually until it expires in 2021. The option term can be extended through 2029. The total purchase price for WPDE and the option to acquire WWMB, including costs of the acquisition, was $24,791,000, which consisted of the fair market value of the assets of $24,166,000 and fees and costs of the transaction amounting to $625,000.  The purchase price was allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

On August 11, 2006, Barrington Group completed the acquisition of the television broadcasting assets of certain television stations owned by Raycom Media, Inc., referred to herein as the Raycom acquisition.  The stations Barrington Group acquired from Raycom include WNWO, the NBC affiliate in Toledo, Ohio; WSTM and WSTQ, the NBC and CW affiliates, respectively, in Syracuse, New York; WACH, the FOX affiliate in Columbia, South Carolina; KGBT, the CBS affiliate in Harlingen, Texas; KXRM and KXTU, the FOX and CW affiliates, respectively, in Colorado Springs, Colorado; WPBN and WTOM, the NBC affiliates in Traverse City and Cheboygan, Michigan; WFXL, the FOX affiliate in Albany, Georgia; WLUC, the NBC affiliate in Marquette, Michigan and KTVO, the ABC affiliate in

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

Kirksville, Missouri, referred to collectively as the Raycom stations.

The total purchase price of the Raycom acquisition including costs was $264,857,000, which consisted of the fair market value of the assets of $261,582,000 and fees and costs of the transaction of $3,275,000, of which $831,000 were incurred during the year ended December 31, 2007. The purchase price was allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.

The Raycom acquisition was financed with the proceeds from the $125,000,000 offering of the notes, a $60,458,000 member’s equity contribution and the proceeds from Barrington Group’s new credit facility in the form of a $147,500,000 senior secured term loan B and a $25,000,000 revolving credit facility. The revolving credit facility was not used to finance the Raycom acquisition.

A portion of the Raycom acquisition was comprised of 50% equity interests in two joint ventures formed to co-own and maintain television towers in two of our markets.  The first, Tall Tower LLC, operates in Harlingen, Texas and the second, Albany Tower LLC, represents our 50% interest in a newly-constructed tower in Albany, Georgia.

The aggregate purchase price for the stations acquired in 2006 (the Raycom acquisition and the WPDE/WWMB acquisition are referred to collectively as the 2006 acquisitions) was allocated as follows (in thousands):

	2006 Acquisitions
	Raycom Acquisition	WPDE/WWMB Acquisition

Current assets	$12,343	$43
Program broadcast rights	3,644	210
Joint ventures and long-term assets	1,507	—
Total property and equipment	61,721	10,293
Other long term assets	567	—

Intangible Assets
FCC licenses	182,354	2,183
Goodwill	4,130	1,341
Other intangibles, subject to amortization	8,878	8,787
Other intangibles, not subject to amortization	—	2,183
Total intangible assets acquired	195,362	14,494

Total assets	275,144	25,040

Current liabilities	3,948	31
Other liabilities	2,497	—
Program broadcast payables	3,842	218
Total liabilities	10,287	249
Total purchase price, including costs	$264,857	$24,791

On February 28, 2005, Barrington Group completed the purchase of the television broadcast assets of KRCG, the CBS affiliate serving Columbia-Jefferson City, Missouri (referred to as the KRCG

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

acquisition). The KRCG acquisition was funded with cash provided from contributed capital and bank financing.  The total purchase price including costs of the KRCG acquisition was $38,482,000. The total purchase price consisted of the fair market value of the assets of $38,000,000 and fees and costs of the transaction of $482,000. The purchase price was allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets.  The purchase price was subject to resolution of certain contingencies, of which final costs of $5,000 were reflected during the year ended December 31, 2006.

On April 14, 2005, Barrington Group completed the acquisition of a construction permit, or the Permit acquisition, issued by the FCC for constructing a full-power broadcasting facility in the Flint-Saginaw-Bay City, Michigan area, (referred to as the Construction permit), and certain other rights under various contracts from ACME Television, Inc. for $4,500,000. Construction of the transmission facility was completed during the third quarter of 2006.  The total purchase price including costs of the Permit acquisition was $4,694,000, which consisted of the purchase price of the Construction permit and various other licenses of $4,500,000 plus assumed liabilities, fees and costs of the transaction totaling $194,000.  The purchase price was subject to resolution of certain contingencies, of which a final reduction of $8,000 was reflected during the year ended December 31, 2006.

On August 1, 2005, Barrington Group completed the purchase of the television broadcast assets of KVII, the CBS affiliate in Amarillo, Texas, and KVIH, its satellite in Clovis, New Mexico, or the KVII/KVIH acquisition and, together with the KRCG acquisition and the Permit acquisition, the 2005 acquisitions.  The total purchase price including costs of the KVII/KVIH acquisition was $22,736,000, which consisted of the purchase price of the assets of $22,275,000 including the acquired liabilities and fees and costs of the transaction of $461,000.  The purchase price was subject to resolution of certain contingencies, of which a reduction of $200,000 was reflected during the year ended December 31, 2006.  The purchase price was allocated to acquired assets and liabilities at fair value based on an appraisal of the acquired assets. The KVII/KVIH acquisition was funded with cash provided by contributed capital and bank financing.

The aggregate purchase price for each of the 2005 acquisitions was allocated as follows (in thousands):

	2005 Acquisitions
	KVII/KVIH Acquisition	Permit Acquisition	KRCG Acquisition

Program broadcast rights	$448	$—	$57
Total property and equipment	7,717	—	8,435

Intangible Assets
FCC licenses	13,491	4,500	28,024
Goodwill	605	194	1,032
Other intangibles, subject to amortization	1,023	—	1,011
Total intangible assets acquired	15,119	4,694	30,067

Total assets	23,284	4,694	38,559

Other liabilities	79	—	20
Program broadcast payables	469	—	57
Total liabilities	548	—	77
Total purchase price, including costs	$22,736	$4,694	$38,482

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

All of the acquisitions have been recorded under the purchase method of accounting and are included in the operating results from the acquisition date forward.  The FCC licenses and goodwill are considered indefinite-lived assets and as such are not subject to amortization.  The definite-lived intangible assets are being amortized over a weighted average period of approximately six years.

The following information summarizes the unaudited consolidated pro forma results of operations data for the year ended December 31, 2006 as if the 2006 acquisitions had occurred on January 1, 2006 (in thousands):

Net revenues	$120,872
Income from operations	6,961
Net loss	(19,865)

(Note C) – Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006

Land	$6,316	$6,250
Building and improvements	15,112	14,760
Towers	10,802	9,981
Transmission equipment	29,669	29,657
Studio technical equipment	54,715	51,070
Office equipment	7,288	4,745
Automotive equipment	1,665	1,231
Other	258	3,093
Total property, plant, and equipment	125,825	120,787
Less accumulated depreciation	(48,246)	(25,362)
Property, plant, and equipment - net	$77,579	$95,425

Barrington Group recorded depreciation expense of $24,164,000, $16,032,000 and $6,727,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, equity in loss of joint ventures of $85,000 and $9,000 for the years ended December 31, 2007 and 2006 respectively was included in depreciation and amortization expenses in the consolidated statements of operations.

During the year ended December 31, 2006, Barrington Group recorded an impairment loss on a property consisting of land and a building that was taken out of service during 2007.  Barrington Group estimated the fair market value of the assets based on an appraisal resulting in an impairment loss of $258,000.  Total loss on the disposal and impairment of property and equipment for the years ended December 31, 2007, 2006 and 2005 was $565,000, $220,000 and $5,000, respectively.  Loss on the disposal and impairment of property and equipment is included in the consolidated statements of operations in depreciation and amortization expenses.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

(Note D) – Other Intangible Assets

The following table summarizes the carrying amount of each major classification of intangible assets (in thousands):

	December 31,
	2007	2006

Indefinite-Lived Intangible Assets
FCC licenses	$251,920	$251,920
Other intangibles	2,183	2,183
Definite-Lived Intangible Assets
Network affiliation agreements	17,426	17,426
Other intangibles	5,936	5,936
Accumulated amortization	(9,712)	(5,323)
	$267,753	$272,142

Amortization of intangible assets was $4,389,000, $3,872,000 and $916,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The weighted average amortization period at December 31, 2007 was approximately six years.

The change in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	December 31,
	2007	2006

Beginning balance	$9,278	$4,653
Acquisitions	644	4,625
Ending Balance	$9,922	$9,278

Final costs relating to the Raycom acquisition increased goodwill by $644,000 for the year ended December 31, 2007.  The acquisition of the Raycom stations during 2006 increased goodwill by $3,488,000.  The acquisition of WPDE/WWMB during 2006 increased goodwill by approximately $1,340,000.  Purchase price reductions to goodwill during the year ended December 31, 2006 relating to the 2005 acquisitions totaled $203,000.

At December 31, 2007, the estimated future amortization of intangible assets was as follows (in thousands):

	Estimated Future Amortization
	Network	Other
	Affiliation	Intangibles
Period Ending December 31,
2008	$2,417	$214
2009	2,290	139
2010	2,116	94
2011	2,115	85
2012	1,619	77
Thereafter	1,839	645
	$12,396	$1,254

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

(Note E)– Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006

Senior secured term loan B	$145,656	$147,131
Senior subordinated notes	125,000	125,000
SagamoreHill term loan	2,420	2,445
Related party loan	503	—
	273,579	274,576
Less current portion of debt	2,003	1,500
	$271,576	$273,076

The credit facility consists of a $147,500,000 senior secured term loan B with a seven-year maturity and a $25,000,000 revolving credit facility with a six-year maturity. The obligations under the credit facility are guaranteed by Barrington Broadcasting LLC, the parent of Barrington Group, and all of Barrington Group’s direct and indirect subsidiaries. The credit facility is secured by a first priority lien on substantially all of our existing and future assets and those of our direct and indirect subsidiaries. As of December 31, 2007, there were no outstanding borrowings on the revolving credit facility.

Borrowings under the credit facility bear interest at a floating rate, which can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin payable at least quarterly.  Base rate is defined as the higher of (i) the Bank of America prime rate or (ii) the federal funds effective rate plus 0.50%.  The applicable margin for (x) the term loan is 2.25% for LIBOR loans and 1.25% for base rate loans and (y) the revolving facility is 2.25% for LIBOR loans and 1.25% for base rate loans for the first nine months and subject to a pricing grid thereafter based on total leverage.  The interest rate payable under the credit facility will increase by 2.0% per annum during the continuance of an event of default. The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. The weighted average interest rate on the outstanding balances under the credit facility and the guaranteed loan was 7.65% as of December 31, 2007.

Barrington Group issued $125,000,000 aggregate principal amount of the notes.  The notes mature on August 15, 2014.  Interest is payable on the notes semi-annually in cash on February 15 and August 15 of each year.  The notes are unconditionally guaranteed on an unsecured senior subordinated basis by all of Barrington Group’s current and future restricted subsidiaries (other than Barrington Capital) that guarantee our and our subsidiaries’ other indebtedness.  The notes bear interest at a fixed rate of 10.5% and principal is due at maturity.

The credit facility and the indenture governing the notes limit our ability to incur additional indebtedness and issue certain preferred stock; pay dividends on our capital stock or repurchase our capital stock or subordinated debt; make investments; create certain liens; sell certain assets or merge or consolidate with or into other companies; incur restriction on the ability of our subsidiaries to make distributions or transfer assets to us; and enter into transactions with affiliates.

The loan agreement contains certain financial covenants, including, but not limited to, covenants related to interest coverage and total leverage.  In addition, the loan agreement contains other affirmative and negative covenants relating to, among other things, preservation of assets, compliance with laws, maintenance of insurance, financial statements and reporting, liens, payments on other debt, disposition of assets, transactions with affiliates, mergers and acquisitions, sales of assets, guarantees, and investments.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

The loan agreement contains customary events of default for bank facilities of this kind, including default on payment of the loans or other indebtedness, certain changes in ownership, control or management of Barrington Group, bankruptcy, and loss of FCC licenses, among others.  The loans are secured by Barrington Group’s present and future property and mortgages on substantially all presently owned and hereafter acquired real estate, guarantees by and security interests in the assets of each of the subsidiaries of Barrington Group.  Barrington Group is currently in compliance with these financial covenants.

Barrington Corporation had previously financed a portion of its acquisitions with borrowings in the form of a term loan pursuant to a loan facility dated May 14, 2004.  The loan facility dated May 14, 2004 was amended during 2005 to reduce the interest rate on the facility, to extend the maturity and to restructure the covenants to reflect the 2005 acquisitions (see Note B).  The loan facility also provided a $5,000,000 revolving credit line.  On August 11, 2006, the outstanding balance of the term loan and the guaranteed loan totaled $61,018,000 and was refinanced concurrently with the Raycom Acquisition.

The amendment of the loan facility during 2005 was considered a material modification of Barrington Group’s debt consistent with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.  Barrington Group incurred $1,850,000 of additional debt issuance costs related to the amendment, which together with the balance of the unamortized debt issuance costs of the original loan facility resulted in a loss on the early extinguishment of debt of $2,047,000 for the year ended December 31, 2005. In addition, concurrently with the Raycom acquisition on August 11, 2006, Barrington Group refinanced all of its existing debt resulting in a loss on the early extinguishment of debt of $575,000 which consisted of the unamortized balance of its existing debt issuance costs as of the date of the Raycom acquisition.  In relation to the August 11, 2006 refinancing, Barrington Group incurred $12,646,000 of new debt issuance costs, $527,000 of which was recorded in 2007.

At December 31, 2007, our outstanding long-term debt provided for annual payments as follows (in thousands):

	Senior
	Secured		SagamoreHill	Related
,	Term Loan B	Notes	Term Loan	Party Loan	Total
Year Ended December 31
2008	$1,475	$—	$25	$503	$2,003
2009	1,475	—	25	—	1,500
2010	1,475	—	25	—	1,500
2011	1,475	—	25	—	1,500
2012	1,475	—	25	—	1,500
Thereafter	138,281	125,000	2,295	—	265,576
	$145,656	$125,000	$2,420	$503	$273,579

(Note F) – Accounting for Derivative Instruments and Hedging Activities

Under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, Barrington Group recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability.  The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations.  If the derivative is designated as a cash flow

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income.  If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.  Under these derivatives, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract.  Gains and losses on termination of these instruments are recognized as interest expense when terminated.

SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments in order to use hedge accounting under this standard.  Barrington Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  Barrington Group’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.  Management reviews the correlation and effectiveness of its derivatives on a periodic basis.

Non Hedge Accounting Treatment

During the year ended December 31, 2005, Barrington Group entered into two interest rate cap agreements containing notional amounts of $44,000,000 and $20,000,000, respectively, which did not qualify for hedge accounting treatment.

These interest rate cap agreements, with a combined original cost of $109,000, limited Barrington Group’s exposure to interest rate increases on its floating rate debt, thus reducing the impact of interest rate increases on future income.  The 5.0% interest rate cap dated June 1, 2005 contained a notional amount of $44,000,000 and expired May 31, 2007.  The 5.5% interest rate cap dated November 9, 2005, contained a notional amount of $20,000,000 and expired November 14, 2007.

The agreements provided payment to Barrington Group as of specified dates, without an exchange of the underlying principal, of a differential which represented the interest at the three-month LIBOR rate on the notional amounts in excess of 5.0% or 5.5%, as the case may be, during the term of the agreements.  The differential to be received is accrued as interest rates increase above the stated LIBOR rate and is recognized as a reduction to interest expense related to debt.

The fair value of the interest rate caps was $83,000 and $35,000 at December 31, 2006 and 2005, respectively. Barrington Group received payments on the interest caps in the amount of $85,000 and $70,000 during the years 2007 and 2006, respectively.  No payments were received on the interest caps during the year ended December 31, 2005.  In addition, as a result of adjustments to fair value, Barrington Group recorded losses on the interest rate caps of $83,000, $6,000 and $20,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Hedge Accounting Treatment

In January 2007, Barrington Group entered into two interest rate collar agreements, each effective on February 12, 2007, to limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates.  The collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $40,000,000 and both expire on February 12, 2011.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

In May 2007, Barrington Group entered into two additional interest rate collar agreements, each effective on August 14, 2007, to further limit the exposure to fluctuation in short-term interest rates on a portion of our variable rate debt by locking in a range of interest rates and to replace the $44,000,000 interest rate cap agreement that expired in May 2007.  Both collar agreements are designated as hedging instruments under SFAS No. 133 and unrealized changes in the fair value of these agreements are recorded in other comprehensive income.  The interest rate collars consist of a purchased option and a sold option, which have been entered into simultaneously with the same counterparties.  The notional amount of each interest rate collar agreement is $20,000,000.  The agreements expire on August 14, 2010 and August 16, 2010.

The interest rate collar agreements provide that Barrington Group will receive payment when the three-month LIBOR rises above 5.5% and requires payment when the three-month LIBOR falls below 4.84% on the first $80,000,000 and 4.845% on the subsequent $40,000,000.  During the year ended December 31, 2007, payments received on the interest rate collars totaled $8,000.  At December 31, 2007, the value of the interest rate collar agreements was reflected as a liability in the amount of $3,673,000 based on the fair value of the collars as of that date.  In the event that interest rate expectations change, the effect of the change in the valuation of the interest rate collars to maturity will be reflected through other comprehensive income or loss.

(Note G) – Program Broadcast Rights and Liabilities

Program broadcast rights and program broadcast liabilities consist of the following (in thousands):

	December 31, 2007		December 31, 2006
	Program	Program	Program	Program
	Rights	Liabilities	Rights	Liabilities

Beginning Balance	$4,667	$5,883	$1,055	$1,251
Station acquisitions	(90)	18	3,945	4,042
Contracts acquired	4,894	4,894	2,720	2,720
Amortization	(5,153)		(3,053)	—
Amounts paid		(4,709)	—	(2,130)
Total film contracts	4,318	6,086	4,667	5,883
Less long term maturities	(1,169)	(1,563)	(1,068)	(1,434)
Current contracts as of December 31	$3,149	$4,523	$3,599	$4,449

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

The maturities of the contracts in progress are as follows at December 31, 2007 (in thousands):

Year Ending December 31,
(dollars in thousands)
2008	$4,523
2009	646
2010	504
2011	197
2012	121
Thereafter	95
$6,086

In addition, the Company has entered into non-cancelable commitments for future program broadcast rights aggregating $10,915,000 as of December 31, 2007, with total future payments as follows (in thousands):

Year Ending December 31,
(dollars in thousands)
2008	$955
2009	3,824
2010	3,333
2011	2,002
2012	705
Thereafter	96
$10,915

(Note H) – Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Compensation and benefits	$1,965	$1,793
Other	2,731	3,170
	$4,696	$4,963

(Note I) – Related Party Loan

On August 31, 2007, Barrington Group borrowed $503,000 from its member to fund a portion of the purchase price of the WGTU/WGTQ acquisition.  The loan is unsecured and payable upon demand.  The loan is subject to interest annually at a rate equal to the rate of the interest for the revolving credit facility.  As of December 31, 2007, the interest rate on the related party loan was 7.278%.  Accrued interest on the loan as of December 31, 2007 was $13,000. (See Note P)

(Note J) – Comprehensive Loss

Comprehensive loss includes net loss and changes in member’s equity from non-owner sources.  For Barrington Group, the difference between net loss and comprehensive loss is due to the impact of changes in the fair market value of the interest rate collars.

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

Comprehensive loss consists of the following (in thousands):

	December 31,
	2007	2006	2005

Net loss	$(25,329)	$(11,295)	$(7,122)
Interest rate collar adjustments	(3,673)	—	—
Comprehensive loss	$(29,002)	$(11,295)	$(7,122)

(Note K) – Leases

Barrington Group leases certain land, office facilities, and office and transportation equipment under non-cancelable operating lease arrangements expiring through March of 2022.  The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties.  Future minimum lease payments for the operating leases at December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$1,026
2009	943
2010	873
2011	714
2012	665
Thereafter	2,939
$7,160

Charges to operations for these leases totaled $1,164,000, $524,000 and $61,000 for the years ending December 31, 2007, 2006 and 2005, respectively.

Barrington Group leases certain portions of its facilities to various organizations.  Total rental income under these agreements was $463,000 for the year ended December 31, 2007; $348,000 for the year ended December 31, 2006 and $159,000 for the year ended December 31, 2005.

(Note L) – Employee Benefit Plan

Barrington Group has a qualified 401(k) profit sharing plan in which substantially all of the employees of the Company meeting certain service requirements are eligible to participate.  Barrington Group declared matching contributions of $119,000, $211,000 and $46,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  For the years ended December 31, 2007, 2006 and 2005, employee contributions were $2,040,000, $1,064,000 and $356,000, respectively.

(Note M) – Management Agreement and Contingent Interest

On December 30, 2003, the member of Barrington Group entered into a Management Agreement with Barrington Broadcasting Company, LLC, or BBCLC.  The members of BBCLC are officers of Barrington Group.  The agreement provides that BBCLC will provide management services to television stations acquired by Barrington Group.  The fees charged by BBCLC approximate actual expenses incurred by BBCLC, including designated amounts for services provided by the members.  The Management Agreement expired December 31, 2007.  (See Note P)

BBCLC has a contingent interest in the parent of Barrington Group.  Upon the occurrence of a

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

sale of broadcast assets or similar liquidity events, BBCLC is entitled to proceeds, if distributed, after the member of Barrington Group receives the return of its cumulative capital contributions.  BBCLC’s contingent profits interest is limited to 10% of total profits.  As liquidation is not probable at December 31, 2007, Barrington Group has not recorded compensation expense related to this agreement.  (See Note P)

(Note N) – Income Taxes

Concurrently with the closing of the Raycom acquisition, Barrington Corporation and each of its subsidiaries were merged into newly-formed limited liability companies resulting in a gain of $22,900,000.  Barrington Corporation had provided a valuation allowance for its deferred tax assets as their realization through future taxable earnings was not certain. The previously unrecognized tax benefits generated from net operating loss carryforwards, or NOLs and other book-tax differences generated through the date of the merger totaled approximately $18,000,000 and were used to offset a portion of the taxable gain during the year ended December 31, 2006.  The resulting federal and state tax liabilities of $2,441,000 were recognized as an expense for the year ended December 31, 2006. Subsequent to the merger, the newly-formed LLCs are allowed to pass all taxable profits or losses directly to its members, in a manner similar to a partnership.  As such, Barrington Group was not subject to federal income taxes after August 11, 2006.  Accordingly, no federal tax provision was recorded for the period subsequent to the merger date through December 31, 2007.  In addition to the tax liability related to the merger, provisions for various other state revenue and franchise taxes were $478,000 for the year ended December 31, 2006.

Income tax expense for the years ended December 31, 2006 and 2005 was $2,920,000 and $159,000, respectively.  For the year ended December 31, 2007, expected income tax refunds in the amount of $304,000 related to Barrington Group’s LLC conversion that occurred in 2006.  This refund offsets current year state income tax provisions totaling $240,000, resulting in a $64,000 net income tax benefit.

The provision for income tax consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current income tax:
Federal	$45	$(1,700)	$—
State	19	(1,220)	(49)
	64	(2,920)	(49)
Deferred income tax:
Federal	—	—	2,757
State	—	—	—
	—	—	2,757
	64	(2,920)	2,708
Less: valuation allowance	—	—	(2,867)
Net tax (expense) benefit	$64	$(2,920)	$(159)

(Note O) – Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 establishes a comprehensive definition of fair value and provides measurement standards and disclosure requirements for entities to use in the application of the concept as is already required or permitted in

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

other accounting standards.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 establishes as optional but irrevocable once elected, the accounting application of fair value for financial assets and liabilities.

Barrington Group is currently evaluating the impact of SFAS Nos. 157 and 159 and does not believe they will have a significant impact on its financial position or results of operations

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS No. 141(R), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consolidated financial statements.  We expect the adoption of SFAS No. 141(R) to have a significant impact on any future acquisitions.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160, which is effective for fiscal years beginning after December 15, 2008.  SFAS No. 160 establishes accounting and reporting standards with regard to noncontrolling, or minority interests, in consolidated financial statements.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We are currently assessing the impact of SFAS No. 160 on our consolidated financial statements for the year ending December 31, 2009 and beyond, but do not presently anticipate it will have a material effect on our consolidated financial position and results of operations.

(Note P) – Subsequent Events

Management Agreement and Contingent Interest

On December 30, 2003 Barrington Broadcasting LLC, the member of Barrington Group, entered into a Management Agreement with BBCLC, which is owned by Barrington Group’s executive management team.  Pursuant to the Management Agreement, BBCLC was retained as the exclusive manager of the television stations owned by and acquired by Barrington Group.  The term of the Management Agreement expired on December 31, 2007.  In connection with the expiration of the Management Agreement, as of January 1, 2008, Barrington Group entered into employment agreements with each of K. James Yager, its Chief Executive Officer, Chris Cornelius, its Chief Operating Officer, Warren Spector, its Chief Financial Officer, Keith Bland, its Vice President and Mary Flodin, its Vice President.

In addition, on January 1, 2008, the member of Barrington LLC and BBCLC entered into the First Amendment to the Amended and Restated Limited Liability Company Operating Agreement (as amended, the Parent Operating Agreement) of Barrington LLC.  Pursuant to the Parent Operating Agreement, BBCLC’s contingent profits interest in Barrington was amended.  Upon the occurrence of a sale of broadcast assets or similar liquidity events, BBCLC is entitled to proceeds, if distributed, after the member of Barrington Group receives the return of its cumulative capital contributions.  BBCLC’s

BARRINGTON BROADCASTING GROUP LLC

Notes to the Consolidated Financial Statements  - (continued)

contingent profits interest is limited to 11% of total profits.

WGTU /WGTQ Acquistion

On August 31, 2007, Barrington Group entered into the WGTU APA, with Max Media of Traverse City LLC and MTC License LLC to acquire television station WGTU and its satellite WGTQ, which serve the Traverse City-Cadillac, Michigan market.  The acquisition was subject to FCC approval which was initially granted on January 29, 2008.  The FCC’s approval was not disputed and it became final on March 10, 2008.  Under the terms of the WGTU APA the acquisition is expected to be completed on April 1, 2008.  The purchase price for the acquisition of WGTU and WGTQ is $10,000,000, of which $500,000 is being held in escrow pending the closing.  Simultaneously with entering into the WGTU APA, Barrington Group assigned its rights under the WGTU APA to Tucker Broadcasting of Traverse City, Inc, or Tucker, an unrelated third party.

Barrington Group’s equity sponsor will contribute to Tucker an amount equal to $3,200,000, which includes the $503,000 deposit on WGTU borrowed by Barrington Group from its equity sponsor.  The $3,200,000 contribution will be in the form of a convertible subordinated discount note, the proceeds of which will be used by Tucker to partially fund the purchase price of WGTU and WGTQ.  The balance of the purchase price, or up to $7,000,000, will be financed by Tucker in the form of a credit facility guaranteed by Barrington Group.  The credit facility will consist of a $4,000,000 secured term loan A and a $3,000,000 unsecured term loan B.

Consent Solicitation

On March 19, 2008, Barrington Group received consents from holders of more than 50% of its outstanding 10½% Senior Subordinated Notes to adopt certain amendments to the reporting covenant under the indenture governing the notes.  A supplemental indenture to effect the proposed amendments was executed on March 19, 2008.  The supplemental indenture eliminated Barrington Group’s requirement to file periodic and current reports with the SEC and instead required that the type of information required to be reported on Forms 10-K, 10-Q and 8-K (other than the disclosures and the certifications required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended) be provided to the trustee for delivery to the holders of the notes, and made available via the internet.

Barrington Group paid each consenting holder of the notes 1.25% of the face value of the notes held as consideration for their acceptance of the amendments in the form of a consent fee for an aggregate of $1,563,000. In addition Barrington Group expects other fees and costs of approximately $760,000 in association with the solicitation.

ITEM 9.                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).         Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2007 (a) were effective to provide reasonable assurance that material financial and non-financial information required to be disclosed by us in our reports filed or submitted under the Exchange Act has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As permitted by applicable rules and regulations of the SEC for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Barrington Group’s registered public accounting firm.

ITEM 9B.               Other Information.

None.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance.

For the year ended December 31, 2007, our executive officers were employed by Barrington Broadcasting Company, LLC, or Barrington Company, and provided services to us pursuant to a management agreement. The management agreement expired on December 31, 2007.  As of January 1, 2008, Barrington Group entered into employment agreements with each of K. James Yager, Chris Cornelius, Warren Spector, Keith Bland and Mary Flodin.  The following table sets forth the names and positions of our current directors and executive officers and their ages.

Name	Age	Position
K. James Yager	72	President and Chief Executive Officer of Barrington Group; Director of Barrington Group
Chris Cornelius	48	Chief Operating Officer of Barrington Group; Director of Barrington Group
Warren Spector	49	Chief Financial Officer of Barrington Group; Director of Barrington Group
Keith Bland	52	Vice President of Barrington Group
Mary Flodin	52	Vice President of Barrington Group
Robert B. Sherman	65	Director of Barrington Group
Mayo S. Stuntz, Jr.	58	Director of Barrington Group
Paul M. McNicol	51	Director of Barrington Group
Andrew Russell	36	Director of Barrington Group

K. James Yager.  Mr. Yager co-founded Barrington Corporation (prior to its merger with Barrington Group) in May 2003 and has served as Chief Executive Officer and a director since its formation and President since January 2004. In addition, Mr. Yager serves as Chief Executive Officer of Barrington Company and became a director of Barrington Group in May 2006. Previously, Mr. Yager served as President and Chief Operating Officer of Benedek Broadcasting Corporation where, from 1986 to October 2002, he helped grow the company from four to twenty-eight network-affiliated television stations and led the company’s $503 million merger with Gray Television, Inc. From 1980 to 1986, Mr. Yager held the position of Executive Vice President and Chief Operating Officer of Spartan Communications Corporation. Prior to joining Spartan Communications Corporation, Mr. Yager served as General Manager and then Senior Vice President for Cosmos Broadcasting Corporation from 1960 to 1980, managing affiliates in Columbia, South Carolina, Montgomery, Alabama and New Orleans, Louisiana. Mr. Yager is currently a member of the board of directors of the Television Operators Caucus and the Maximum Service for Television. In addition, Mr. Yager serves on the compensation committee  of the boards of directors of Broadcast Music Incorporated and the audit committee of the board of directors of the National Association of Broadcasters. In 2005, Mr. Yager received the National Association of Broadcasters’ Chuck Sherman award for Television Leadership. Mr. Yager holds a bachelor’s degree from Colgate University and is a U.S. Army veteran.

Chris Cornelius.  Mr. Cornelius co-founded Barrington Corporation (prior to its merger with Barrington Group) in May 2003 and has served as Chief Operating Officer and a director since its formation. In addition, Mr. Cornelius serves as President and Chief Operating Officer of Barrington Company and became a director of Barrington Group in May 2006. Prior to the formation of Barrington Corporation, Mr. Cornelius served as Senior Vice President of Benedek Broadcasting Corporation since 1999, after having served as the Vice President and General Manager of WILX-TV, Benedek’s NBC affiliate in Lansing, Michigan, since 1997. In his capacity as Senior Vice President of Benedek Broadcasting Group, Mr. Cornelius successfully improved the market rank of five of the six stations involved in the merger with Gray Television, Inc. in 2002 to the number one position in their respective markets. From 1989 to 1997, Mr. Cornelius served as an account executive and General Sales Manager for Gillette Broadcasting Company and helped transition the CBS affiliate WWMT-TV to the ownership of Granite Broadcasting Corporation. Mr. Cornelius was elected to the NBC Affiliates Board in the spring of 2006. Mr. Cornelius holds a B.A. in Marketing and Advertising from Western Michigan University.

Warren Spector.  Mr. Spector has served as Chief Financial Officer of Barrington Corporation (prior to its merger with Barrington Group) since May 2006.  He has served as a director of Barrington Group since August 2006. Prior to joining Barrington Group, Mr. Spector served as Managing Director of Lydian Wealth Management from 2004 to July 2005. From 1999 to 2003, Mr. Spector was Executive Vice President and Chief Operating Officer of Fisher Communications, Inc. Mr. Spector also served as the Chief Financial Officer of Retlaw Enterprises, Inc. from 1992 to 1999, where he secured over $130 million in financing for acquisitions and negotiated the sale of broadcasting assets for $215 million. In 1991, Mr. Spector was a financial consultant for legal arbitration cases, and from 1986 to 1991, Mr. Spector served as the Senior Vice President of Finance and Administration for Act III Communications, Inc. From 1979 to 1986, Mr. Spector was employed by Price Waterhouse. Mr. Spector is a C.P.A. certified in the State of California and holds a B.A. in Economics and a M.B.A. from the University of California at Los Angeles. Mr. Spector is a member of the board of directors of Liqcrytech, LLC and a member of the investment committee of a Disney family private foundation.  Mr. Spector previously served as a member of the compensation committee of Broadstream Communications, Inc.  Mr. Spector was a member of the board of directors of Communications Corporation of America until October 2007.  Communications Corporation of America filed for bankruptcy in June 2006.

Keith Bland.  Mr. Bland co-founded Barrington Corporation (prior to its merger with Barrington Group) in May 2003 and has served as Vice President, Acquisitions and Development, since its formation. In addition, Mr. Bland serves as Senior Vice President, Acquisitions and Development of Barrington Company. From 1987 to 2002, Mr. Bland was employed by Benedek Broadcasting Corporation as Sales Manager, Vice President and General Manager and then Senior Vice President for Planning and Technical Operations of Benedek Broadcasting Corporation, in which capacity he designed and oversaw the construction of five digital television studios and guided the company through the transition to new digital transmission systems. Before joining Benedek, Mr. Bland worked as a Sales Manager for Gilmore Broadcasting Corporation in Rockford, Illinois from 1986 to 1987.

Mary Flodin.  Ms. Flodin co-founded Barrington Corporation (prior to its merger with Barrington Group) in May 2003 and has served as Vice President of Finance and Administration since its formation. In addition, Ms. Flodin serves as Senior Vice President, Finance and Administration of Barrington Company. Previously, Ms. Flodin served as Controller, Vice President, and then Senior Vice President of Benedek Broadcasting Corporation since 1988. During her tenure at Benedek, Ms. Flodin provided financial leadership to a team that integrated seventeen television stations into a nine-station group in four months, implemented centralized payroll processing and implemented corporate processing of significant payments and oversight of station financial information. In 2000, Ms. Flodin managed the financial aspects of a tri-party swap of Benedek’s station in Springfield, Massachusetts, WWLP-TV, for KAKE-TV in Wichita, Kansas and WOWT-TV in Omaha, Nebraska. Prior to 1988, Ms. Flodin worked for AMCORE Financial, Inc., a bank holding company, where she participated in merger and acquisition activity and secondary public stock offerings, and for Grant Thornton, International in Chicago. Ms. Flodin earned a B.B.A. with an accounting emphasis in 1980 from the University of Wisconsin and is a member and former director of the Broadcast and Cable Financial Managers Association.

Robert B. Sherman.  Mr. Sherman has served as a director of Barrington Corporation (prior to its merger with Barrington Group) since its formation and has served as a director of Barrington Group since May 2006. Mr. Sherman is a member of Pilot Group, the parent of Barrington Broadcasting. Mr. Sherman previously served as President of Interactive Marketing for America Online from April 2001 to March 2005 as well as President of Time Warner Cable Advertising Sales. Mr. Sherman previously served as Executive Vice-President of NBC’s owned and operated radio stations, Vice-President and General Manager of CBS’s WCAU Philadelphia and Vice-President and General Manager of NBC’s

WNBC New York. In the early 1990s, Mr. Sherman set up the sponsorship sales organization of Six Flags Theme Parks and co-founded and served as Chief Executive Officer of the advertising agency, Della Femina Sherman. In addition, Mr. Sherman founded, operated and sold three radio station holding companies, including Roberts Radio, which was acquired by Clear Channel Communications in 2000.  Mr. Sherman serves on the on the board of directors and the audit and compensation committees of Artes Medical.

Mayo S. Stuntz, Jr.  Mr. Stuntz has served as a director of Barrington Corporation (prior to its merger with Barrington Group) since its formation and has served as a director of Barrington Group since May 2006. Mr. Stuntz is a member of Pilot Group, the parent of Barrington Broadcasting. Most recently at AOL Time Warner, Mr. Stuntz served as Executive Vice President from January 2001 to late 2002, as Chief Operating Officer of AOL’s Interactive Services Group from 1999 to January 2001 and as President of CompuServe (an AOL subsidiary) from early 1998 to 1999. Prior to joining AOL Time Warner, Mr. Stuntz was the Chief Operating Officer of Century 21 Real Estate and Executive Vice President responsible for Operations at Six Flags Theme Parks. Mr. Stuntz also served as Executive Vice President of Business and Strategic Development at Time Warner Enterprises and was employed as Executive Vice President of Quantum Media. Mr. Stuntz started his career as Marketing Manager for American Airlines and went on to serve in management capacities at ABC and NBC and later served as Senior Vice President of Business Management and Development at MTV, where he was responsible for the company’s new network development and international expansion. A graduate of Cornell University, Mr. Stuntz received his M.B.A. from Harvard Business School.

Paul M. McNicol.  Mr. McNicol has served as a director of Barrington Corporation (prior to its merger with Barrington Group) since its formation and has served as a director of Barrington Group since May 2006. Mr. McNicol is a member of Pilot Group, the parent of Barrington Broadcasting. Most recently, Mr. McNicol served as Senior Vice President of the AOL Time Warner Global Marketing Solutions Group from April 2001 to November 2002 and as Senior Vice President of America Online’s Interactive Marketing Division from March 2000 to April 2001. From 1997 to 2000, Mr. McNicol was Senior Vice President and General Counsel of the Real Estate Division of the Cendant Corporation. Previously, Mr. McNicol served as Senior Vice President and General Counsel of Six Flags Theme Parks, Inc., where he was also responsible for the oversight of the company’s Human Resources functions. From 1982 to 1994, Mr. McNicol practiced corporate and securities law in New York City. Mr. McNicol is a graduate of Harvard University, and received his J.D. from Fordham University Law School.

Andrew Russell.  Mr. Russell became a director of Barrington Group in May 2006 and is a member of Pilot Group, the parent of Barrington Broadcasting. Most recently, Mr. Russell was a partner at East River Ventures, a venture capital firm in New York focusing on early stage information technology companies, where he began working in 1999. Previously, Mr. Russell started Epinard LLC, a hospitality company, with the flagship restaurant MOOMBA and worked as an investment banker at Chemical Bank from 1993 to 1996.  In 2004, Russell Restaurant Group, an entity of which Mr. Russell was a member, filed for bankruptcy.  A graduate of Cornell University, Mr. Russell received his M.B.A. from Columbia University Business School.

Contingent Equity Plan

On December 30, 2003, Pilot Group and Barrington Company entered into the Amended and Restated Limited Liability Company Operating Agreement of Barrington Broadcasting, as amended on January 1, 2008, which is referred to in this Annual Report as the parent operating agreement. Pursuant to the parent operating agreement, Barrington Company, which is owned by K. James Yager, Chris Cornelius, Warren Spector, Keith Bland and Mary Flodin, members of our executive management team, has a contingent profits interest in Barrington Broadcasting and Barrington Broadcasting is required to make distributions upon the occurrence of certain capital events as follows:

(i)            first, to Pilot Group until it has received a return of all of its capital contributions to Barrington Broadcasting;

(ii)           second, 95% to Pilot Group and 5% to Barrington Company, until Pilot Group has received an amount, calculated like interest at a rate of 9% per annum, on all of its capital contributions to Barrington Broadcasting, which amount is calculated from the date of any such capital contribution;

(iii)          third, 100% to Barrington Company, until Barrington Company has received a cumulative distribution pursuant to clause (ii) above and this clause (iii) equal to 11% of the amounts distributed pursuant to clause (ii) above and this clause (iii); and

(iv)          fourth, 89% to Pilot Group and 11% to Barrington Company.

Committees of the Board of Directors

We have two standing committees of the board of directors:  an audit committee and a compensation committee.

Our audit committee consists of Robert B. Sherman, Mayo S. Stuntz, Jr., Paul M. McNicol and Andrew Russell. Among other functions, the principal duties of our audit committee are to appoint our independent auditors, oversee the quality and integrity of our financial reporting and the audit of our consolidated financial statements by our independent auditors and, in fulfilling its obligations, our audit committee will review with our management and independent auditors the scope and results of our annual audit, our auditors’ independence and our accounting policies.  None of the members of the audit committee are financial experts.

Our compensation committee consists of Robert B. Sherman, Mayo S. Stuntz, Jr., Paul M. McNicol and Andrew Russell.  Among other functions, the principal duty of our compensation committee is to oversee the compensation of our Chief Executive Officer and other executive officers, including plans and programs relating to cash compensation, incentive compensation and other benefits.

Code of Ethics

We have adopted a Code of Ethics for Financial Professionals that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted our Code of Ethics for Financial Professionals on our website (www.barringtontv.com).  We intend to post any amendments to or any waivers from a provision of our Code of Ethics for Financial Professionals on our website.

ITEM 11.               Executive Compensation.

During the years ended December 31, 2007 and 2006, our executive officers were employed by Barrington Company and provided services to us pursuant to a management agreement, or the Management Agreement.  The following table sets forth information regarding the compensation that we paid to our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers for the years ended December 31, 2007 and 2006.  We refer to these officers in this Annual Report as the named executive officers, or the NEOs.  The Management Agreement expired on December 31, 2007.  As of January 1, 2008, we entered into employment agreements with each of K. James Yager, our Chief Executive Officer, Chris Cornelius, our Chief Operating Officer, Warren Spector, our Chief Financial Officer, Keith Bland, our Vice President, and Mary Flodin, our Vice President.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the NEOs for the fiscal years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation(4)	Total

K. James Yager	2007	$425,000	$—	$—	$43,018	$468,018
President and Chief Executive Officer	2006	208,000	208,000	83,200	38,548	537,548

Chris Cornelius	2007	$375,000	$—	$—	$40,290	$415,290
Chief Operating Officer	2006	197,600	197,600	79,040	27,710	501,910

Warren Spector	2007	$328,077	$—	$—	$29,267	$357,344
Chief Financial Officer(1)	2006	187,539	—	40,000	25,047	252,586

Keith Bland	2007	$165,000	$—	$—	$39,524	$204,524
Vice President	2006	156,000	156,000	20,000	26,975	358,975

Mary Flodin	2007	$155,000	$—	$—	$26,766	$181,766
Vice President	2006	130,000	130,000	20,000	23,497	303,497

(1)           Mr. Spector’s employment with Barrington Company began in May 2006.

(2)           NEOs did not earn discretionary bonuses in 2007.  In 2006 the Compensation Committee approved a one-time transaction bonus, in connection with our successful completion of the Raycom acquisition, equal to 100% of salary for Mr. Yager, Mr. Cornelius, Mr. Bland and Ms. Flodin that was paid shortly after the closing.

(3)           NEOs did not earn performance-based bonuses in 2007.  In 2006, the NEOs earned performance bonuses based on Barrington Group’s achievement of certain performance goals and financial targets.  The financial targets for 2006 were submitted to the Board by the NEOs in the annual budget in December of 2005.  Mr. Yager and Mr. Cornelius earned 40% of base salary in the form of performance bonuses; Mr. Spector earned a performance bonus equal to 20% of his base salary, prorated for the period of time he was employed by us in 2006.  Mr. Bland earned 13% of base salary in the form of a performance bonus and Ms. Flodin earned  15% of base salary in the form of a performance bonus. During 2006, we made performance-based awards to the NEOs that were previously reported under the “bonus” column and are currently disclosed in the “non-equity incentive plan compensation” column.

(4)           Other compensation for the year ended December 31, 2007 includes amounts for reimbursement of taxes or tax gross-ups paid to the members of Barrington Company for Mr. Yager, Mr. Cornelius, Mr. Bland and Ms. Flodin in the amount of, $18,322, $14,945, $10,923 and $11,966, respectively.  Country club membership fees for Mr. Yager of $8,850 are also included in other compensation. In addition, automobile allowances for Mr. Yager, Mr. Cornelius, Mr. Spector, Mr. Bland, and Ms. Flodin in the amount of $6,050 each are included in other compensation.  Medical, dental and life insurance premiums paid on behalf of the officers totaled $9,796, $19,295, $20,330, $22,551 and $8,750 for Mr. Yager, Mr. Cornelius, Mr. Spector, Mr. Bland and Ms. Flodin, respectively.  Remaining amounts include employer contributions to Barrington Group’s 401(k) plan and reimbursed living expenses for Mr. Spector.

Compensation Discussion and Analysis

General Principles and Procedures

The objectives of our executive compensation program are to attract and retain highly qualified individuals at all levels.  Our success depends on developing, motivating and retaining individuals who have the skills and expertise to lead us.  The compensation program is designed to reflect our performance.  It is comprised of the following components: (1) salary, (2) bonuses and (3) other employee benefits.  Our NEOs do not currently receive long-term incentives in the form of stock awards and option awards.

Specific Principles for Determining Executive Compensation

The amount of each NEOs salary is based on his or her responsibilities, experience, expertise and position and is designed to reward the NEOs on a day-to-day basis for the time they spend and the services they perform.  Additionally, salaries for our NEOs are designed to be competitive with comparable companies in the broadcasting business, which is consistent with our goal to retain the highly qualified individuals for their skill and expertise.

Salary.  The amount of each of our NEOs salary in 2007 was based on the recommendations of Mr. Yager and approved by the Board of Directors.  Mr. Yager’s salary was based on the recommendation of the compensation committee and approved by the Board of Directors.  Salary recommendations are made to the Board of Directors during the fall of each year for the following year.  In 2007, we increased the base salaries of our NEOs to more closely reflect salaries earned by similarly-qualified executives within comparable publicly held broadcasting companies of like size and to compensate our NEOs for expanded responsibilities related to our growth.  Our CEO reviewed the salaries of executive officers who held comparable positions with like experience as our NEOs and made recommendations to the Compensation Committee.  The Compensation Committee also compared the base salaries of executives from comparable publicly held broadcasting companies using published compensation reports and publicly available executive compensation disclosures. Although salaries are currently below the mean of compensation paid to similarly-qualified executives we feel that the contingent equity interest held by our NEOs offsets the salary disparity.  We did not use an independent compensation consultant or advisor in 2007.

Bonus.  Consistent with our objective of motivating and rewarding our NEOs for achievement of our financial performance objectives, each officer is eligible to receive annual incentive cash compensation based on financial performance objectives established in the annual financial plan, approved by the Board of Directors at the beginning of each year.   Annual bonuses are based on a percentage of the NEOs salaries and are paid in cash.

Our executive officers submit an annual financial plan with recommended performance targets each fall for the upcoming year.  In 2007 and 2006 the recommendations made by the NEOs were approved, without revision by the Compensation Committee and the Board of Directors.  Our performance targets are based on achieving a certain targeted cash flow from operations.  After the close of each fiscal year, the Compensation Committee determines whether the performance target was met.  We have determined that disclosing the specific performance target would result in competitive harm by revealing to our competitors our cash flow targets, which are based on confidential, competitively sensitive business plans and financial information. The fiscal year 2007 payout threshold was considered challenging when established.  We believe the performance goals were difficult to achieve based on the limited economic growth in smaller television markets.  In the absence of our attainment of our threshold performance in 2007, bonus maximums were never set and the NEOs did not receive bonuses in 2007.

Other Employee Benefits.  All of our NEOs are eligible to receive group health, dental and life insurance benefits without charge under our employee benefit plans. Our NEOs can participate in our 401(k) plan on the same basis as all of our employees.

When employed by the management company, certain NEOs received tax gross-ups in connection with the NEOs’ additional tax liabilities caused by the method of taxation applied to members of a limited liability company.  In addition Mr. Yager receives reimbursement of his country club membership fees.

Interrelationship of Elements.  The amount of each NEO’s salary is not based on the level of potential bonus the NEO may receive.  The amount of the bonus each NEO may receive is a certain percentage of his or her salary.

Tax Considerations.  In 2007, our executive officers were paid by Barrington Company. Because Barrington Company operates as a limited liability company, members were compensated in the form of guaranteed payments and each member was therefore personally responsible for certain taxes consisting primarily of self-employment taxes. We reimbursed Mr. Yager, Mr. Cornelius, Mr. Bland and Ms. Flodin as members of Barrington Company for their incremental tax liability in the form of tax gross-ups.

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1 million paid to the NEOs of most public companies.  All compensation paid to our NEOs has not approached the Section 162(m) limitation.

Going forward, the Compensation Committee remains aware of Section 162(m) and 409A limitations and the available exemptions and special rules, and will address the issue of Section 162(m) deductibility and 409A compliance when and if circumstances warrant the use of such exemptions or other considerations.

Policy Regarding Release of Information. We do not time, or plan to time, its release of non-public information for the purpose of affecting the value of executive compensation.

Policy Regarding Recovering Awards. We do not currently have a policy to adjust or recover awards or payments if our consolidated financial statements are restated.

Post 2007 Actions

On March 24, 2008 the Compensation Committee established the following 2008 target bonuses for K. James Yager, Chris Cornelius, Warren Spector, Keith Bland and Mary Flodin:

•                  If we achieve less than 95% of budgeted broadcast cash flow, or BCF, for 2008, these executive officers will not be entitled to a bonus.

•                  If we achieve 95% to 99.9% of budgeted BCF for 2008, each of these executive officers will be entitled to a bonus of 25% of their respective annual salaries.

•                  If we achieve 100% of budgeted BCF for 2008, each of these executive officers will be entitled to a bonus of 50% of their respective annual salaries.

•                  If we achieve over 100% of budgeted BCF for 2008, the Compensation Committee may decide, in its sole discretion, to award an additional bonus to each of these executive officers.

Employment Agreements

In connection with the expiration of the Management Agreement, as of January 1, 2008, we entered into employment agreements with each of the NEOs.  The material terms of these employment agreements is summarized below and further below is a table, which provides an estimate of the value of the benefits that would be provided to the NEOs upon termination of employment.

K. James Yager

Mr. Yager’s employment agreement provides for the employment of Mr. Yager as our Chief Executive Officer through December 31, 2010, unless sooner terminated pursuant to the terms thereof. The employment agreement provides that Mr. Yager will receive an annual base salary of $425,000, subject to annual review by the compensation committee, and he will be eligible for an annual bonus if we meet certain annual financial targets. If Mr. Yager’s employment is terminated without cause (defined below) or Mr. Yager leaves for good reason (defined below) during the term of his employment agreement or during the one year period following a change of control (defined below), he is entitled to receive a lump sum payment equal to the greater of (x) $550,000 or (y) his then current annual salary. In the event of Mr. Yager’s permanent incapacity (defined below) or death, he, or his estate, is entitled to receive (a) all compensation accrued but unpaid through the date of such event, (b) an amount equal to his annual bonus for the year in which such event occurred, prorated for the partial fiscal year during which Mr. Yager worked, (c) six months of his then current annual salary and (d) the amounts specified in any benefit and insurance plans applicable to Mr. Yager as being payable in the event of the permanent incapacity, disability or death of Mr. Yager. The employment agreement also restricts Mr. Yager for a period of eighteen months from the termination date of the employment agreement, subject to certain limited exceptions, from: (a) performing managerial or employee services for any person that directly or indirectly competes with our business within the television markets then operated by us, (b) having any interest in any business that competes with the us, (c) soliciting our employees to leave us, or (d) soliciting our customers or clients or our prospective customers or clients on behalf of any person in connection with any business that competes with us.

Chris Cornelius

Mr. Cornelius’ employment agreement provides for the employment of Mr. Cornelius as our Chief Operating Officer through December 31, 2010, unless sooner terminated pursuant to the terms thereof. The employment agreement provides that Mr. Cornelius will receive an annual base salary of $375,000, subject to annual review by the compensation committee, and he will be eligible for an annual bonus if we meet certain annual financial targets. If Mr. Cornelius’s employment is terminated without cause (defined below) or Mr. Cornelius leaves for good reason (defined below) during the term of his employment agreement or during the one year period following a change of control (defined below), he is entitled to receive a lump sum payment equal to his then current annual salary.  In the event of Mr. Cornelius’s permanent incapacity (defined below) or death, he, or his estate, is entitled to receive (a) all compensation accrued but unpaid through the date of such event, (b) an amount equal to his annual bonus for the year in which such event occurred, prorated for the partial fiscal year during which Mr. Cornelius worked and (c) the amounts specified in any benefit and insurance plans applicable to Mr. Cornelius as being payable in the event of the permanent incapacity, disability or death of Mr. Cornelius. The employment agreement also restricts Mr. Cornelius for a period of eighteen months from the termination date of the employment agreement, subject to certain limited exceptions, from: (a) performing managerial or employee services for any person that directly or indirectly competes with our business within the television markets then operated by us, (b) having any interest in any business that competes with the us, (c) soliciting our employees to leave us, or (d) soliciting our customers or clients or our prospective customers or clients on behalf of any person in connection with any business that competes with us.

Warren Spector

Mr. Spector’s employment agreement provides for the employment of Mr. Spector as our Chief Financial Officer through December 31, 2010, unless sooner terminated pursuant to the terms thereof. The employment agreement provides that Mr. Spector will receive an annual base salary of $350,000, subject to annual review by the compensation committee, and he will be eligible for an annual bonus if we meet certain annual financial targets. If Mr. Spector’s employment is terminated without cause (defined below) or Mr. Spector leaves for good reason (defined below) during the term of his employment agreement or during the one year period following a change of control defined below), he is entitled to receive a lump sum payment equal to his then current annual salary. In the event of Mr. Spector’s permanent incapacity (defined below) or death, he, or his estate, is entitled to receive (a) all compensation accrued but unpaid through the date of such event, (b) an amount equal to his annual bonus for the year in which such event occurred, prorated for the partial fiscal year during which Mr. Spector worked and (c) the amounts specified in any benefit and insurance plans applicable to Mr. Spector as being payable in the event of the permanent incapacity, disability or death of Mr. Spector. The employment agreement also restricts Mr. Spector for a period of eighteen months from the termination date of the employment agreement, subject to certain limited exceptions, from: (a) performing managerial or employee services for any person that directly or indirectly competes with our business within the television markets then operated by us, (b) having any interest in any business that competes with the us, (c) soliciting our employees to leave us, or (d) soliciting our customers or clients or our prospective customers or clients on behalf of any person in connection with any business that competes with us

Keith Bland

Mr. Bland’s employment agreement provides for the employment of Mr. Bland as our Vice President through December 31, 2010, unless sooner terminated pursuant to the terms thereof. The employment agreement provides that Mr. Bland will receive an annual base salary of $165,000, subject to annual review by the compensation committee, and he will be eligible for an annual bonus if we meet certain annual financial targets. If Mr. Bland’s employment is terminated without cause (defined below) or Mr. Bland leaves for good reason (defined below) during the term of his employment agreement or during the one year period following a change of control (defined below), he is entitled to receive a lump sum payment equal to his then current annual salary. In the event of Mr. Bland’s permanent incapacity (defined below) or death, he, or his estate, is entitled to receive (a) all compensation accrued but unpaid through the date of such event, (b) an amount equal to his annual bonus for the year in which such event occurred, prorated for the partial fiscal year during which Mr. Bland worked and (c) the amounts specified in any benefit and insurance plans applicable to Mr. Bland as being payable in the event of the permanent incapacity, disability or death of Mr. Bland. The employment agreement also restricts Mr. Bland for a period of eighteen months from the termination date of the employment agreement, subject to certain limited exceptions, from: (a) performing managerial or employee services for any person that directly or indirectly competes with our business within the television markets then operated by us, (b) having any interest in any business that competes with the us, (c) soliciting our employees to leave us, or (d) soliciting our customers or clients or our prospective customers or clients on behalf of any person in connection with any business that competes with us

Mary Flodin

Ms. Flodin’s employment agreement provides for the employment of Ms. Flodin as our Vice President through December 31, 2010, unless sooner terminated pursuant to the terms thereof. The employment agreement provides that Ms. Flodin will receive an annual base salary of $155,000, subject to annual review by the compensation committee, and she will be eligible for an annual bonus if we meet certain annual financial targets. If Ms. Flodin’s employment is terminated without cause (defined below) or Ms. Flodin leaves for good reason (defined below) during the term of her employment agreement or during the one year period following a change of control (defined below), she is entitled to receive a lump sum payment equal to her then current annual salary. In the event of Ms. Flodin’s permanent incapacity (defined below) or death, she, or her estate, is entitled to receive (a) all compensation accrued but unpaid through the date of such event, (b) an amount equal to her annual bonus for the year in which such event occurred, prorated for the partial fiscal year during which Ms. Flodin worked and (c) the amounts specified in any benefit and insurance plans applicable to Ms. Flodin as being payable in the event of the permanent incapacity, disability or death of Ms. Flodin. The employment agreement also restricts Ms. Flodin for a period of eighteen months from the termination date of the employment agreement, subject to certain limited exceptions, from: (a) performing managerial or employee services for any person that directly or indirectly competes with our business within the television markets then operated by us, (b) having any interest in any business that competes with the us, (c) soliciting our employees to leave us, or (d) soliciting our customers or clients or our prospective customers or clients on behalf of any person in connection with any business that competes with us

Defined Terms in Employment Agreements

“Cause” is defined in each employment agreement as the executive officer’s (a) willful misconduct which is materially detrimental to Barrington Group and which continues for 30 days after notice thereof from the Board of Directors, (b) breach of fiduciary duty involving personal profit, (c) intentional failure to perform stated duties which is materially detrimental to the Company and which continues for 30 days after notice thereof from the Board of Directors, or (d) conviction for a felony.

“Change in Control” is defined in each employment agreement as the satisfaction of any one or more of the following conditions (and the “Change of Control” shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied):

(a)           any person (as such term is used in paragraphs 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (hereinafter in this definition, “Person”), other than Pilot Group LP (the “Partnership”), or an affiliate of the Partnership, becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Barrington Group or the Barrington Group’s parent, representing more than 50% of the combined voting power of Barrington Group’s or such parent’s then outstanding securities;

(b)           Barrington Group’s members or the members of its parent approve a merger, consolidation or other business combination (a “Business Combination”), other than a Business Combination in which the holders of the equity securities of Barrington Group or its parent immediately prior to the Business Combination have substantially the same proportionate ownership of the equity securities of the applicable surviving corporation immediately after the Business Combination;

(c)           Barrington Group’s members or the members of its parent approve either (i) an agreement for the sale or disposition of all or substantially all of Barrington Group’s assets or the assets of its parent to any entity that is not an Affiliate of Barrington Group, or (ii) a plan of complete liquidation of Barrington Group or its parent; or

(d)           the persons who were members of the Board immediately before a tender offer by any Person other than Barrington Group or an Affiliate of Barrington Group, or before a merger, consolidation or contested election, or before any combination of such transactions, cease to constitute a majority of the members of the Board as a result of such transaction or transactions.

“Good Reason” is defined in each employment agreement as any of the following events, which has not been either consented to in advance by the employee in writing or cured by Barrington Group within a reasonable period of time, not to exceed 30 days, after the employee provides written notice within 60 days of the initial existence of one or more of the following events:  (i) the requirement that the employee’s principal employee function be performed more than 50 miles from the employee’s primary office as of January 1, 2008 hereof; (ii) a material reduction in the employee’s annual salary as the same may be increased from time to time; (iii) a material diminution or reduction in the employee’s responsibilities, duties or authority, including reporting responsibilities in connection with his employment with Barrington Group; or  (iv) any other action or inaction that constitutes a material breach by Barrington Group of this Agreement under which the employee provides services.  Good Reason shall not exist unless the employee separates from service within 180 days following the initial existence of the condition or conditions that Barrington Group has failed to cure.

“Permanent Incapacity” is defined in each employment agreement as a physical or mental illness or injury of a permanent nature which prevents the employee from performing her essential duties and other services for which he is employed by Barrington Group under the employment agreement for a period of 90 or more continuous days or 90 or more non-continuous days within a 120 day period, as verified and confirmed by written medical evidence reasonably satisfactory to the Board of Directors.

Potential Payments Payable Upon a December 31, 2007 Termination Event

The following table provides information with respect to potential severance benefits.  Under the employment agreements, benefits are payable to an executive officer upon permanent incapacity, death, discharge without cause, resignation with good reason or within one year following a change in control.  Post-termination benefits consist of:

	K. James Yager	Chris Cornelius	Warren Spector	Keith Bland	Mary Flodin
Permanant Incapacity
Salary continuation	$213,000	$—	$—	$—	$—
Disability insurance (1)	108,000	108,000	108,000	99,000	93,000

Death
Salary continuation	$213,000	$—	$—	$—	$—
Life insurance	97,500	150,000	150,000	150,000	150,000
Accidental death and dismemberment insurance	97,500	150,000	150,000	150,000	150,000

Discharge Without Cause or Resignation With Good Reason or Within One Year Following a Change in Control
Lump sum cash payment	$425,000	$375,000	$350,000	$165,000	$155,000

(1)  Represents the amount to be paid in the event of long term disability and is an annual amount based on a monthly payment of $9,000.  The actual amount to be paid in the event of permanent incapacity or disability would be based on the NEO’s age at the time the disability occurs.  Mr. Yager’s disability benefit would reach its maximum amount at 12 months.

Director Compensation

Our directors are not compensated for their service on the board of directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee will be one of our officers or employees. None of our executive officers serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” with management and the compensation committee has recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report.  Among other functions, the principal duties of the compensation committee are to oversee the compensation of our chief executive officer and other executive officers, including plans and programs relating to cash compensation, incentive compensation and other benefits.

THE COMPENSATION COMMITTEE

Paul M. McNicol
Andrew Russell
Robert B. Sherman
Mayo Stuntz

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Barrington Capital is a wholly owned subsidiary of Barrington Group.  Barrington Group is a wholly owned subsidiary of Barrington Broadcasting.  Pilot Group is the sole member of Barrington Broadcasting.  The general partner of Pilot Group is Pilot Group GP LLC.  Each of Robert B. Sherman, Mayo S. Stuntz, Jr., Paul M. McNicol and Andrew Russell, who serve as directors of Barrington Group, may be deemed to share beneficial ownership of limited liability company units owned of record by Barrington Broadcasting by virtue of their status as members of Pilot Group.  Each of Mr. Sherman, Mr. Stuntz, Mr. McNicol and Mr. Russell disclaim beneficial ownership of such limited liability company units, except to the extent of their pecuniary interests.

Certain members of our executive management hold a contingent profits interest in Barrington Broadcasting, see “Item 10.  Directors, Executive Officers and Corporate Governance—Contingent Equity Plan” in this Annual Report.

ITEM 13.                                              Certain Relationships and Related Transactions, and Director Independence.

Management Agreement

On December 30, 2003, we entered into the Management Agreement with Barrington Company, which is owned by K. James Yager, Chris Cornelius, Warren Spector, Keith Bland and Mary Flodin, members of our executive management team.  Pursuant to the Management Agreement, we retained Barrington Company as the exclusive manager of the television stations owned by and acquired by us. The Management Agreement required us to pay Barrington Company an annual management fee equal to budgeted overhead expenses and a discretionary performance-based management fee. We paid management fees to Barrington Company of $4.7 million in 2007 and $4.4 million in 2006. The management agreement expired on December 31, 2007.

In connection with the expiration of the Management Agreement, as of January 1, 2008, Barrington Broadcasting entered into employment agreements with each of K. James Yager, its Chief Executive Officer, Chris Cornelius, its Chief Operating Officer, Warren Spector, its Chief Financial Officer, Keith Bland, its Vice President, and Mary Flodin, its Vice President.

Contingent Equity Plan

Barrington Company, owned by members of our executive management, is a member of Barrington Broadcasting. Pursuant to the parent operating agreement, Barrington Company is entitled to receive certain profit distributions from Barrington Broadcasting. No such distributions have been made.  For additional information, see “Item 10.  Directors, Executive Officers and Corporate Governance—Contingent Equity Plan” in this Annual Report.

Director Independence

None of our directors would be considered independent under the independence standards of the New York Stock Exchange.

ITEM 14.                                              Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of our consolidated financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Ernst & Young during those periods (in thousands):

Fee Type	2007	2006
Audit fees(1)	$528	$502
Audit related fees(2)	142	753
Tax fees(3)	48	91
Total	$718	$1,346

(1)          Audit fees represent the aggregate fees billed for the years ended December 31, 2007 and 2006 in connection with the audit of our annual consolidated financial statements and review of the condensed consolidated financial statements included in our Quarterly Reports.

(2)          Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or internal control over reporting.  This category primarily includes fees related to due diligence related to the Raycom acquisition, issuance of the notes and subsequent filings.

(3)          Tax fees generally consist of tax compliance and tax return preparation including review of projected tax liabilities.

The audit committee was formed on August 11, 2006.  Since its inception the audit committee has approved all audit and permissible non-audit services provided by the independent auditor.  Prior to the inception of the audit committee the Board of Directors was apprised of audit related fees. The audit committee approves the terms on which the independent auditor is engaged for the ensuing fiscal year and receives a projection of projected fees for the ensuing year.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules.

(a)                                  Documents filed as part of this report

(1)  Consolidated Financial Statements:

The consolidated financial statements of Barrington Group filed as part of this Annual Report are listed in the index to consolidated financial statements under “Item 8.  Financial Statements and Supplementary Data” in this Annual Report which index to the consolidated financial statements is incorporated herein by reference.

(2)  Exhibits:  See Exhibit Index beginning on page 87 of this Annual Report for a listing of the exhibits.

EXHIBIT INDEX

Exhibit Number	Title

2.1	Asset Purchase Agreement, dated as of March 24, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)

2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Corporation(1)

2.3	Asset Purchase Agreement dated as of August 31, 2007, by and between Max Media of Traverse City LLC, MTC License LLC and Barrington Traverse City LLC(2)

2.4	Assignment and Assumption Agreement dated August 31, 2007, by and between Tucker Broadcasting of Traverse City, Inc. and Barrington Traverse City LLC*

3.1	Certificate of Formation of Barrington Broadcasting Group LLC(1)

3.2	Certificate of Incorporation of Barrington Broadcasting Capital Corporation(1)

3.3	Limited Liability Company Agreement of Barrington Broadcasting Group LLC(1)

3.4	Bylaws of Barrington Broadcasting Capital Corporation(1)

4.1	Indenture, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, Barrington Broadcasting Capital Corporation and U.S. Bank National Association, as trustee(1)

4.2	Form of 10½% Senior Subordinated Note due 2014 (included in exhibit 4.1 to this annual report)(1)

4.3

Registration Rights Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, Barrington Broadcasting Capital Corporation and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as initial purchasers(1)

10.1

Credit Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, Bank of America, N.A., as administrative agent, and lenders party thereto(1)

10.2

Guaranty Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.3

Security Agreement, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.4	Credit Agreement, dated as of August 11, 2006, by and among SagamoreHill of Carolina, LLC, as borrower, Bank of America, N.A., as administrative agent, and lenders party thereto(1)

10.5

Barrington Guaranty, dated as of August 11, 2006, by and among Barrington Broadcasting Group LLC, as borrower, all subsidiaries thereof and Barrington Broadcasting LLC, as guarantors, and Bank of America, N.A., as collateral agent(1)

10.6	Amended and Restated Limited Liability Company Operating Agreement of Barrington Broadcasting LLC, dated December 30, 2003, by and between Pilot Group LP and Barrington Broadcasting Company, LLC.(1)

10.7

First Amendment to Amended and Restated Limited Liability Company Operating Agreement of Barrington Broadcasting LLC dated January 1, 2008, by and among Pilot Group LP and Barrington Broadcasting LLC.*

10.8	Management Agreement dated as of December 30, 2003, by and between Barrington Broadcasting LLC and Barrington Broadcasting Company, LLC, as amended(1)

10.9	Transition Services Agreement, dated as of August 11, 2006, by and among Raycom Media, Inc., certain subsidiaries thereof and Barrington Broadcasting Group LLC(1)

10.10	Time Brokerage Agreement dated as of April 28, 1994, as amended, by and between Atlantic Media Group, Inc. and Vision Communications, Inc. (1)

10.11	Amendment to and Extension of Time Brokerage Agreement, dated as of December 9, 2003, by and between Atlantic Media Group, Inc. and Diversified Communications(1)

10.12	Second Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by and between Atlantic Media Group, Inc. and Diversified Communications(1)

10.13	Third Amendment to Time Brokerage Agreement, dated as of July 19, 2005, by and between SagamoreHill of Carolina LLC and Barrington Broadcasting South Carolina Corporation (1)

10.14	Fourth Amendment to Time Brokerage Agreement, dated as of February 6, 2006, by and between SagamoreHill of Carolina LLC and Barrington Broadcasting South Carolina Corporation(1)

10.15	Option Agreement, dated as of July 19, 2005, by and among SagamoreHill of Carolina LLC, SagamoreHill of Carolina Licenses LLC and Barrington Broadcasting South Carolina Corporation(1)

10.16	Joint Sales Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC and Tucker Broadcasting of Traverse City, Inc.(2)

10.17	Option Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC, Tucker Broadcasting of Traverse City, Inc. and Tucker Media and Management Consulting LLC(2)

10.18	Shared Services Agreement, dated as of August 31, 2007, by and among Barrington Traverse City LLC and Tucker Broadcasting of Traverse City, Inc.(2)

10.19	Employment Agreement dated as of January 1, 2008, by and between Barrington Broadcasting Group LLC and K. James Yager.*

10.20	Employment Agreement dated as of January 1, 2008, by and between Barrington Broadcasting Group LLC and Chris Cornelius.*

10.21	Employment Agreement dated as of January 1, 2008, by and between Barrington Broadcasting Group LLC and Warren Spector.*

10.22	Employment Agreement dated as of January 1, 2008, by and between Barrington Broadcasting Group LLC and Keith Bland.*

10.23	Employment Agreement dated as of January 1, 2008, by and between Barrington Broadcasting Group LLC and Mary Flodin.*

21	Subsidiaries of Barrington Broadcasting Group LLC(1)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*                 Filed herewith.

(1)          Incorporated by reference to our Registration Statement on Form S-4 declared effective as of August 6, 2007.

(2)          Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

†                  Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes  of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized.

BARRINGTON BROADCASTING GROUP LLC BARRINGTON BROADCASTING CAPITAL CORPORATION

	By:	/s/ Warren Spector

Date: March 27, 2008		Name: Warren Spector
Title: Director and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ K. James Yager	President and Chief Executive Officer of	March 27, 2008
K. James Yager	Barrington Group; Director of Barrington
Group (Principal Executive Officer)

/s/ Warren Spector	Chief Financial Officer of Barrington	March 27, 2008
Warren Spector	Group; Director of Barrington
Group(Principal Financial Officer)

/s/ Mary Flodin	Vice President of Barrington Group	March 27, 2008
Mary Flodin	(Principal Accounting Officer)

/s/ Chris Cornelius	Chief Operating Officer of Barrington	March 27, 2008
Chris Cornelius	Group; Director of Barrington Group

/s/ Robert B. Sherman	Director of Barrington Group	March 27, 2008
Robert B. Sherman

/s/ Mayo S. Stuntz, Jr.	Director of Barrington Group	March 27, 2008
Mayo S. Stuntz, Jr.

/s/ Paul M. McNicol	Director of Barrington Group	March 27, 2008
Paul M. McNicol

/s/ Andrew Russell	Director of Barrington Group	March 27, 2008
Andrew Russell